Form 10-K
period 1997-12-31
YOUNG INNOVATIONS INC
filed 1998-03-26
CIK 949874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 000-23213

                            YOUNG INNOVATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  MISSOURI                                      43-1718931
          (State of Incorporation)                           (I.R.S. Employer
                                                            Identification No.)
         13705 SHORELINE COURT EAST,                               63045
            EARTH CITY, MISSOURI                                (Zip Code)
  (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: 314-344-0010

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 27, 1998 (based on the closing sale price of $17 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $47,454,429.

     Number of shares outstanding of the Registrant's Common Stock at February 27, 1998:

          6,772,796 shares of Common Stock , par value $.01 per share

     Portions of the Registrant's definitive Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

     This Form 10-K (including, without limitation, Item 1 -- "Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company include, but are not limited to, the effect of economic and market conditions, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the impact of managed care in dentistry, the impact of the consolidation of dental dealers, pricing practices of other professional dental products manufacturers, disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping services.

ITEM 1. BUSINESS.

     The Company is a leading designer, manufacturer and marketer of single-use supplies, autoclavable instruments and other products used by dental professionals, primarily in preventive dentistry and infection control. The Company has a leading market share in certain segments of the preventive dentistry market which it believes is due to its longstanding reputation for high quality, innovative and reliable products and widespread name recognition and ability to leverage its Young, Denticator and Panoramic brands.

     The Company was incorporated in July 1995 to serve as the parent corporation for Young Dental Manufacturing Company ("Young Dental"), founded at the turn of the century, and The Lorvic Corporation ("Lorvic"), founded in 1953; Lorvic was acquired by Young Dental in May 1995. Denticator was acquired by the Company in July 1996. In February 1998, the Company, through a wholly-owned subsidiary, acquired the assets and business and assumed certain liabilities of Panoramic Corporation ("Panoramic"). Panoramic is a designer, developer, manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States, Europe and Japan. The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, located in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

     In the early 1990's, responding to concerns of cross-contamination resulting from multiple-use products, Young Dental developed a number of plastic disposable prophy angles designed for single-use and broadened its existing line of sealed metal angles designed to prevent the intake of blood, saliva and other matter. Young Dental introduced the industry's first contra disposable prophy angle in early 1995 and eight other new products or product extensions from 1993 through 1996. The Company has and intends to continue to expand its presence in several international markets, including Europe, South America, Central America and the Pacific Rim. International sales represented approximately 4.4% of the Company's total net sales in 1997.

PRODUCTS

     The Company primarily markets disposable and metal prophy angles, cups and brushes (collectively, "Prophy Products"), complementary preventive products, including pastes, fluorides and fluoride applicators, as well as aspiration and infection control products and dental X-ray equipment.

     Prophy Products. The Company believes it manufactures and sells the broadest line of Prophy Products in the domestic professional dental products market. The Company is able to achieve its substantial share of the Prophy Product market by providing Prophy Products at both premium and popular prices. The Company generally prices its Young branded Prophy Products at premium levels and its Denticator branded Prophy Products at popular price levels. The Company's broad range of Prophy Products enables it to be a single-source supplier to its distributors.

     The Company's Prophy Products include several configurations of sealed metal autoclavable prophy angles and several disposable plastic prophy angles designed for single-use. Prophy Products consist of two components: an angle which is attached to and extends from a standard, low-speed dental handpiece and a rubber cup or brush which is attached to the angle and performs the cleaning function. During the prophylaxis process, the cup or brush is filled with abrasive paste, which is applied to the teeth as the prophy cup rotates. The dental professional polishes both the visible portion of the tooth and the subgingival portion (below the gum line). The prophy angle may be a disposable or a reusable instrument; prophy cups and brushes are sold as single-use items. Disposable prophy angles are sold as assembled units with a cup or brush already attached. The Company produces and markets a number of different disposable prophy angles, including both traditional right angle and contra angle configurations. Virtually all of the Company's metal prophy angles are sealed against penetration of matter from patients' mouths (thus reducing the risk of cross-contamination and damage to the prophy angle) and are designed for ease of maintenance. Because such metal prophy angles function correctly and are warranted only when used with the Company's cups and brushes, most dentists who purchase the Company's metal prophy angles also purchase the Company's cups and brushes.

     Other Preventive Products. The Company's other preventive products include polishing pastes and powders, which are abrasive agents used for cleaning and polishing teeth; fluorides used in dental offices and at home to reduce cavities and tooth sensitivity; applicators used by dental professionals to apply fluoride to patients' teeth; and plaque disclosants, which are liquids or tablets that identify the presence of plaque when applied to tooth surfaces. The Company markets certain of its pastes, including fluoride products, in single-use containers, the demand for which has grown in response to infection control concerns.

     Infection Control Products. The Company's line of infection control products includes products such as indicator tape and tabs used to verify the effectiveness of a sterilizer; Nyclave wrap used to wrap instruments during sterilization so that sterility is maintained until use; barrier products used to wrap operatory knobs, handles and other devices that cannot be sterilized; and surgical milk and instrument care products used to inhibit corrosion, remove rust and lubricate hinged instruments in connection with the autoclave process. Autoclaving is the sterilization of instruments and equipment through the use of steam.

     X-Ray Products. The Company's February 1998 acquisition of Panoramic added a line of dental X-ray equipment to the Company's product offerings. Panoramic's PC 1000 X-ray machine produces a high quality image of the entire dental arch in one X-ray film. Panoramic's Laser 1000 cephalometric X-ray system allows analysis of the exact relationship of various anatomical reference points of the patient's anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. The device is used by oral surgeons to detect pathology and also to determine bone and teeth alignment before and after surgery.

     Assisting and Other Products. The Company's assisting and other products include disposable aspiration products used to remove blood, saliva and other matter during dental procedures; cotton roll substitutes used to control saliva and moisture during dental procedures; matrix bands used for tooth restorations; rubber dam frames used to isolate teeth during dental procedures; and etching gels and bonding prep used to condition tooth surfaces for bonding.

     Private Label and OEM Products. In addition to branded products, the Company designs, develops and produces a limited number of proprietary private label and OEM products under contracts with dental distributors and other professional dental product manufacturers where the Company is able to use its expertise and excess manufacturing capacity.

MARKETING AND DISTRIBUTION

     The Company markets its full line of products to dental professionals worldwide using a network of medical and dental product distributors. The Company actively supports its distributor relationships with Company sales personnel in the United States, independent sales representatives in Canada and exclusive sales representatives in 11 countries outside of North America. The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc., Patterson Dental Company,

Sullivan Dental Products, Inc. and H. Meer Dental Supply Company, Inc. of which Schein, Patterson and Sullivan, respectively, accounted for 17.6%, 16.9% and 9.6% of the Company's sales in 1997. The Company has no formal agreements with its distributors which generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. The Company's product development, manufacturing and marketing capabilities and its relationships with distributors allow the Company to provide a broad range of high quality, innovative and reliable products to dental professionals. Additionally, these capabilities and relationships enable the Company to quickly and efficiently offer new products or product extensions to its existing customer base and new markets. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

     The Company's products are sold and marketed by Company employees in the United States and by independent sales representatives in Canada. The Company also supports its marketing activities to smaller distributors through use of the Company's inside sales personnel. Until July 1997, the Company used independent non-exclusive sales representatives and a small number of Company employees for its marketing and sales efforts in the United States. In an effort to more efficiently market its products, the Company decided to switch from independent sales representatives to Company employees who exclusively focus on selling the Company's products.

     The Company expends considerable effort educating its distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications and direct mail. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to stimulate interest in its products by providing information and marketing materials to influential lecturers and prominent experts and consultants in the dental industry.

     Panoramic markets its products in the United States and Canada directly to the end user, primarily by direct mail, trade shows and a limited amount of advertising in trade and professional journals.

PRODUCT DEVELOPMENT

     The Company's engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company's manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed the contra disposable prophy angle to improve the ease with which dental professionals can reach and clean patients' teeth. The Company believes that the contra disposable prophy angle reduces the risk of carpal tunnel syndrome by reducing the flexion of dental hygienists' wrists during prophy procedures. Additionally, many of the new products or product improvements developed by the Company are patented.

     All of Young Dental's disposable prophy angles have been developed since 1990. In June 1997, Young Dental introduced its new Junior Cup, a short prophylaxis cup designed to reach surfaces in small mouths that are difficult to reach with the Company's conventionally sized cups. In June 1997, Denticator introduced the Universal Disposable Angle which was designed to compete with a number of popular priced branded and private label disposable prophy angles manufactured by the Company's competitors.

     In addition to its Prophy Product development efforts, the Company actively seeks to introduce new and innovative products in other segments of the professional dental product market.

MANUFACTURING AND SUPPLY

     The Company manufactures virtually all of its products other than X-ray equipment. The consolidation of the Company's two St. Louis facilities into the expanded Earth City facility, which was substantially completed in December 1996, provides the Company with sufficient manufacturing capacity for anticipated growth in the foreseeable future. The Company contracted for the assembly of a substantial portion of its disposable prophy angles in Mexico during 1997 due to its cost effectiveness.

     Prophy and Other Products. The Company uses a variety of state-of-the-art computer numerically controlled machining centers, injection molding machines and robotic assembly machines and continues to invest in new and more efficient equipment and production lines. The primary processes involved in manufacturing the Company's products consist of precision metal turning and milling, rubber molding, plastic injection molding, component parts assembling and finished goods packaging.

     Pastes, Liquids and Gels. Lorvic blends and mixes all of its pastes, liquids and gels at the Earth City facility. The Company owns equipment used to form and dye-cut expanded polyethylene foam and to dye-cut extruded plastic into finished products and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

     X-Ray Equipment. Panoramic's X-ray equipment is manufactured and assembled by a contract manufacturer at Panoramic's premises in Fort Wayne, Indiana. The contract manufacturer supplies labor, purchases most components and performs administrative and logistical functions associated with the production of the machines. Panoramic owns all of the tooling, engineering documentation and assembly fixtures used in the process. Panoramic manufacturers its own X-ray generators.

     Total Quality Management. The Company has implemented production process control techniques to ensure continuing process capability designed to increase product quality and reduce scrap. The Company pursues quality throughout all levels of the organization to maximize its ability to meet the goals and needs of its customers. Employees receive extensive training in implementing proactive solutions to improve the quality system, ensuring a higher quality product.

     Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins, from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain of its products from other manufacturers for resale.

COMPETITION

     The Company competes with manufacturers of both branded and private label dental products in each of the markets it serves. According to Strategic Dental Marketing, Inc., an independent market research firm, the Company had the largest domestic market share of distributor sales in Prophy Products during 1996 and 1997.

     Dental professionals place major importance on the proven reliability of the Company's products and are generally not price-sensitive. The Company believes that Young Dental and Lorvic compete on the basis of the quality and reliability of their products as well as their reputations. As a result, Young Dental and Lorvic typically charge premium prices for their products. By contrast, Denticator's and Panoramic's products are targeted to more price-sensitive dental service providers. Panoramic competes with seven competitors, six of which are foreign manufacturers.

     The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company and include DENTSPLY International, Inc., Oral-B Laboratories, a subsidiary of The Gillette Company, and Allegheny Teledyne Incorporated and, in the case of Panoramic, Gendex, a division of DENTSPLY International, Inc., Siemens Dental Products, and Planmeca OY.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 173 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The Company's facilities are as follows:

               DESCRIPTION                                SQUARE FEET           LOCATION                OWNED/LEASED
               -----------                                -----------           --------                ------------
          Corporate Headquarters                              54,000        Earth City, Missouri              Owned
            and Manufacturing...........................

              Manufacturing.............................      12,000         Brownsville, Texas               Owned

              Manufacturing.............................      21,000       Sacramento, California    Lease expires December
                                                                                                      31, 2001; the Company
                                                                                                        has an option to
                                                                                                      purchase the property

          Office and Manufacturing......................      28,000        Fort Wayne, Indiana               Owned

     The Company believes that its facilities are generally in good condition and are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     On May 30, 1997, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") filed a Petition against Young Dental in the Circuit Court for the City of St. Louis, Missouri (the "Current Action"). The Current Action results from an action brought in 1993 by Young Dental against the Adverse Parties in the Federal District Court for the Eastern District of Missouri (the "Prior Action"), alleging, among other things, patent infringement and misappropriation of trade secrets. The Prior Action was resolved in favor of the Adverse Parties. In the Current Action, consisting of three counts alleging malicious prosecution and three counts alleging abuse of process related to the Prior Action, the Adverse Parties seek actual damages in unspecified amounts in excess of $25,000 and, in a separate count, seek punitive damages. The Adverse Parties also seek to recover their attorneys' fees incurred in the Prior Action, which they claim exceed $750,000. While the Current Action, which is scheduled for trial late in 1998, is still in the discovery stage, the Company believes it has adequate defenses to each of plaintiffs' claims and intends to defend the Current Action vigorously.

     The Internal Revenue Service (the "IRS") examined Lorvic's federal income tax returns for the years ended March 31, 1992 through 1995 and proposed deficiencies in federal income taxes for those years in an aggregate amount of $766,000 due to classification of certain intangible assets. Lorvic filed petitions with the United States Tax Court contesting these proposed deficiencies and the matter was tried in January 1998. The parties are currently briefing their positions, and the Company anticipates a decision from the Tax Court within the next year. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic are responsible for the settlement of this matter to the extent of $700,000 held in an escrow fund, together with earnings thereon, plus an additional $200,000 to cover any interest and penalties related to such matters. While there can be no such assurance, the Company believes the escrowed amounts will be sufficient to satisfy these deficiencies in full for all affected years if required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock began trading on the Nasdaq National Market on November 5, 1997 under the symbol of "YDNT". The following table sets forth the high and low closing prices of the Common Stock as reported by the Nasdaq National Market.

                                                      MARKET PRICE
                                                     --------------
                     QUARTER                         HIGH       LOW
                     -------                         ----       ---
1997
  Fourth.........................................    $18        $13

     On February 27, 1998, there were approximately 33 holders of record of the Company's Common Stock.

     The Company has not paid cash dividends on its Common Stock since its inception. The Company currently intends to retain earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Payment of cash dividends, if any, will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors and will be subject to any applicable restrictions contained in the Company's then existing credit arrangements.

     The Company completed its initial public offering of 2,300,000 shares of its common stock on November 10, 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25.2 million. The sale of such shares was made pursuant to a Registration Statement on Form S-1 (File No. 333-34971) which was declared effective on November 4, 1997. The Company used $13.2 million of the proceeds to repay borrowings under the Revolving Credit and Term Loan Agreement dated July 22, 1996 between the Company and NationsBank, N.A., and the balance of $12.0 million to provide a portion of the $13.6 million used by the Company to purchase the assets of Panoramic and repay Panoramic's indebtedness.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. All amounts except per share data are expressed in thousands.

                                                                 YEAR ENDED DECEMBER 31
                                                     -----------------------------------------------
                                                      1993      1994      1995     1996(1)    1997
                                                      ----      ----      ----     -------    ----
INCOME STATEMENT DATA:
  Net sales........................................  $11,604   $12,036   $17,496   $21,580   $24,986
  Cost of goods sold...............................    5,609     5,457     7,379     9,470    10,129
                                                     -------   -------   -------   -------   -------
  Gross profit.....................................    5,995     6,579    10,117    12,110    14,857
  Selling, general and administrative expenses.....    2,825     3,063     4,494     5,790     7,333
                                                     -------   -------   -------   -------   -------
  Income from operations...........................    3,170     3,516     5,623     6,320     7,524
  Interest expense and other, net..................      297        65       421     1,097       876
                                                     -------   -------   -------   -------   -------
  Income before provision for income taxes.........    2,873     3,451     5,202     5,223     6,648
  Provision for income taxes.......................      700     1,270     2,044     1,955     2,538
                                                     -------   -------   -------   -------   -------
  Net income.......................................  $ 2,173   $ 2,181   $ 3,158   $ 3,268   $ 4,110
                                                     =======   =======   =======   =======   =======
  Basic earnings per share.........................            $  0.49   $  0.71   $  0.74   $  0.86
                                                               =======   =======   =======   =======
  Basic weighted average common shares
     outstanding...................................    4,450     4,450     4,450     4,444     4,775
  Diluted earnings per share.......................            $  0.49   $  0.71   $  0.74   $  0.86
                                                               =======   =======   =======   =======
  Diluted weighted average common shares
     outstanding...................................    4,450     4,450     4,450     4,444     4,782
  Pro forma net income(2)..........................  $ 1,805
                                                     =======
  Pro forma earnings per share(2)..................  $  0.41
                                                     =======

                                                                    AS OF DECEMBER 31,
                                                       ---------------------------------------------
                                                        1993     1994     1995     1996(1)    1997
                                                        ----     ----     ----     -------    ----
BALANCE SHEET DATA:
  Working capital (deficit)..........................  $ (580)  $1,559   $(3,111)  $(5,772)  $16,375
  Total assets.......................................   8,545    7,711    22,107    32,481    45,429
  Total debt (including current maturities)..........   4,223      472    10,773    16,406        --
  Stockholders' equity...............................   3,207    5,253     7,121    10,311    41,208

-------------------------
(1) On July 22, 1996, the Company acquired Denticator. The income statement data for the year ended December 31, 1996, include results of operations for Denticator from July 22, 1996, through December 31, 1996. The balance sheet data as of December 31, 1996, include Denticator as of that date.

(2) Until February 28, 1993, Young Dental had elected to be treated as an S Corporation for income tax purposes. Effective March 1, 1993, Young Dental terminated its S Corporation status and became a taxable entity. Assuming Young Dental was a C Corporation, the estimated additional pro forma provision for income taxes was $368,000 for 1993, assuming an income tax rate of 37.0%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Through its Young Dental and recently acquired Lorvic and Denticator brands, the Company provides one of the broadest lines of supplies and instruments to the preventive dentistry and infection control segments of the professional dental products market.

     The Company's growth in net sales has been driven by three principal factors: (i) the successful introduction of a line of highly reliable disposable prophy angles; (ii) the increase in its market share of metal prophy angles, cups and brushes; and (iii) the acquisitions of Lorvic and Denticator. The Company has also benefited from growth in private label arrangements with certain of its key distributors and from increased market share resulting from product promotional activities, such as price promotions organized around industry conventions, volume purchase rebate programs and national promotions targeted to dental professionals. Typically, the Company's national promotions provide for a free product for each purchase of a designated number of products. During such national promotions, customers tend to increase their purchases, thus increasing their inventories and reducing their purchases in subsequent quarters. While the Company infrequently conducts national promotions, it conducted such a promotion in the first quarter of 1997 which increased net sales in that quarter by approximately $600,000 and decreased net sales in the second quarter of 1997 by approximately $300,000, in each case as compared to normalized levels. The national promotion may also impact comparisons with comparable future quarters. In addition, the Company offers annual rebate programs in which a portion of the purchase price of products is rebated to customers who meet certain annual volume purchase levels. In order to qualify for these rebate programs, customers tend to increase purchases in the fourth quarter. The Company pays rebates for the prior year in the first quarter of the subsequent year.

     A principal component of the Company's growth strategy is to expand through strategic acquisitions. In May 1995, the Company acquired the common stock of Lorvic for approximately $13.4 million. Lorvic provided the Company with lines of aspiration, infection control and preventive dental products that directly complement its strong position in Prophy Products. The Company borrowed $13.5 million to fund the Lorvic acquisition. In July 1996, the Company acquired the assets and liabilities of Denticator for $7.6 million in cash and an obligation to provide approximately $900,000 of Company products deliverable to Bio Dental Technologies Corp. over approximately a 24 month period following the acquisition. As of December 31, 1997, approximately $133,000 of these products remained to be delivered within the next 12 months. Denticator's line of popular priced disposable prophy angles enabled the Company to extend its line of Prophy Products, which the Company believes is the broadest Prophy Product offering available, and significantly increase its share of the domestic Prophy Product market. The Company borrowed $16.5 million to fund the Denticator acquisition and to repay debt incurred in connection with the Lorvic acquisition. Lorvic's and Denticator's results of operations are included since the acquisition dates. The acquisitions were accounted for using the purchase method of accounting, resulting in goodwill of $11.6 million and $7.6 million, respectively, which are being amortized over 40 years from the dates of the respective acquisitions.

     In February 1998, the Company acquired the net assets of Panoramic for $11 million in cash plus 62,500 shares of the Company's common stock and assumed approximately $3.7 million of Panoramic's liabilities, of which $2.6 million was repaid at closing. The Panoramic acquisition adds to the Company's product offerings a line of dental x-ray equipment sold or rented to dental professionals in the United States, Europe and Japan.

     The Company completed its initial public offering of 2.3 million shares of its common stock in November 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25.2 million. The Company used $13.2 million of the proceeds to repay the debt incurred to fund the Denticator acquisition and repay debt incurred in connection with the Lorvic acquisition and the balance of $12.0 million to provide a portion of the $13.6 million used by the Company to purchase the assets of Panoramic and repay Panoramic's indebtedness.

     The most significant components of the Company's cost of goods sold are manufacturing overhead and material purchases. Due to the high level of automation of the Company's manufacturing processes, it has been able to maintain a relatively low level of direct labor, as a percentage of net sales. Additionally, the Company maintains low direct labor costs by contracting for the assembly of a substantial portion of its disposable prophy angles with third party maquiladora operations located in Mexico. Prior to its acquisition by the Company, Lorvic's gross margin was higher than Young Dental's while Denticator's gross margin was lower than Young Dental's primarily as a result of Denticator outsourcing its injection molding needs. To further improve its gross margin, the Company initiated manufacturing activities at Denticator in April 1997 by acquiring injection molding equipment for the production of Denticator's disposable prophy angles.

     The Company's selling, general and administrative expenses ("SG&A") consist of selling and marketing expenses, research and development expenses, administrative expenses and goodwill amortization, among other expenses. Given the Company's recent conversion in the United States from independent sales representatives to Company employees, a greater percentage of selling expenses will be fixed in the future as compared with the variable expense associated with its independent sales representative organization. The Company believes this conversion will result in reduced selling expense as a percent of net sales and enable it to have more focused sales coverage of its domestic customers. Goodwill amortization also represents and will represent an increasing component of selling, general and administrative expenses as a result of the Company's use of purchase accounting for the Lorvic, Denticator and Panoramic acquisitions. Additionally, as part of an employment agreement with Denticator's President and Chief Executive Officer, the Company agreed, subject to his continued employment, to deliver shares of Common Stock of the Company having a value, in the aggregate, of $800,000 on July 22, 1998. The Company is amortizing the value of this deferred compensation by $100,000 per quarter, with the final amortization to occur in the third quarter of 1998. During 1995, litigation expense of $688,000 associated with the Company's patent infringement lawsuit also represented a meaningful component of selling, general and administrative expense.

     Other expenses include gain and loss on disposition of fixed assets, sale of scrap and other miscellaneous income and expense items, all of which are not directly related to the Company's principal business activities. In 1996, other expenses included approximately $322,000 of deferred offering costs expensed as a result of the Company withdrawing its registration statement in 1996 with respect to its proposed public offering in 1995.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                              1995        1996        1997
                                                              ----        ----        ----
Net sales...................................................  100.0%      100.0%      100.0%
Cost of goods sold..........................................   42.2        43.9        40.5
                                                              -----       -----       -----
Gross Profit................................................   57.8        56.1        59.5
Selling, general and administrative expenses................   25.7        26.8        29.4
                                                              -----       -----       -----
Income from operations......................................   32.1        29.3        30.1
Interest expense and other, net.............................    2.4         5.1         3.5
                                                              -----       -----       -----
Income before income taxes..................................   29.7        24.2        26.6
Provision for income taxes..................................   11.7         9.1        10.2
                                                              -----       -----       -----
Net income..................................................   18.0%       15.1%       16.4%
                                                              =====       =====       =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales increased $3.4 million, or 15.8%, to $25.0 million in 1997 from $21.6 million in 1996. Sales of prophy products represented approximately $3.0 million of the increase in net sales which was primarily attributable to the Denticator acquisition. Sales of the Company's disposable prophy angle products contributed approximately $2.7 million of the increase with the remainder primarily attributable to increases in sales of prophy cups and metal prophy angles. Additionally, sales of polishing pastes and powders contributed approximately $111,000 and disclosing products contributed approximately $124,000 to the increase.

     Gross Profit. Gross profit increased $2.8 million, or 22.7%, to $14.9 million in 1997 from $12.1 million in 1996. Gross margin increased to 59.5% of net sales in 1997 from 56.1% in 1996. Gross profit benefited from increased sales by Denticator, which represented approximately $2.0 million of such increase. The Company's gross margin improved as a result of: (i) Denticator initiating injection molding operations in April 1997; (ii) Young Dental manufacturing its disposable prophy angle components with no outside vendor support; (iii) consolidating the three Missouri facilities into one Missouri facility; and (iv) improving production processes through increased automation of vulcanizing processes and increased in-process inspections which resulted in significantly improved yields.

     Selling, General, and Administrative Expenses. SG&A expenses increased $1.5 million, or 26.6%, to $7.3 million in 1997 from $5.8 million in 1996. As a percent of net sales, SG&A expenses increased to 29.4% in 1997 from 26.8% in 1996. Denticator added $944,000 to 1997 SG&A as a result of its inclusion for the full period of 1997. Approximately $225,000 of the increase attributable to Denticator related to a deferred stock compensation agreement with its President and Chief Executive Officer, which will end in July 1998 and approximately $100,000 of the increase related to amortization of goodwill from the acquisition of Denticator. The Company also incurred additional expenses of $316,000 related to a first quarter 1997 national disposable prophy angle promotion to dental professionals. In addition, the Company added certain key personnel and staff during 1997 in preparation for its initial public offering as well as re-positioned an executive officer so that his compensation is expensed as an SG&A item.

     Income from Operations. Income from operations increased $1.2 million or 19.1%, to $7.5 million in 1997 from $6.3 million in 1996.

     Interest Expense. Interest expense increased $42,000 to $1.0 million in 1997 from $974,000 in 1996. The increase was due to the additional debt incurred to fund the acquisition of Denticator in July 1996. The debt was retired in November 1997 from proceeds of the initial public offering.

     Other Expense (Income). Other expense (income) decreased $263,000 to $(140,000) in 1997 from $123,000 in 1996 primarily due to inclusion in 1996 of a write-off of deferred initial public offering costs expensed as a result of the Company withdrawing its registration statement in 1996 with respect to its proposed public offering in 1995.

     Provisions for Income Taxes. Provision for income taxes increased $583,000 for 1997 to $2.5 million from $2.0 million for 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales increased $4.1 million, or 23.3%, to $21.6 million in 1996 from $17.5 million in 1995. Disposable prophy angle sales increased 30.4%, or approximately $2.8 million, with the Denticator disposable prophy angle line contributing approximately $2.4 million from the date of the acquisition. The Company's contra disposable prophy angle, which was introduced in 1995, continued to penetrate the disposable prophy angle market, increasing approximately $500,000 in 1996. The increase in sales of the contra disposable prophy angles partially offset slight decreases in sales of the Company's traditional disposable prophy angle lines, prophy cups and metal prophy angles. Aspiration and infection control products increased net sales by approximately $623,000 and $384,000, respectively, in 1996 as compared to 1995.

     Gross Profit. Gross profit increased $2.0 million, or 19.7%, to $12.1 million in 1996 from $10.1 million in 1995. Gross margin decreased to 56.1% of net sales in 1996 from 57.8% in 1995. Gross margin was negatively impacted by lost production and inefficiencies during a major addition and renovation of the Company's Earth City facility which consolidated two other St. Louis facilities. The Denticator acquisition added approximately $1.2 million to gross profit, but at a lower gross margin than Young branded disposable prophy angles. The $800,000 balance of the increase in gross profit was primarily attributable to the full year inclusion of Lorvic and an increase in sales of the contra disposable prophy angle line.

     Selling, General and Administrative Expenses. SG&A expenses increased $1.3 million, or 28.8%, to $5.8 million in 1996 from $4.5 million in 1995. As a percent of net sales, SG&A expenses increased to 26.8% in 1996 from 25.7% in 1995. The increase was primarily attributable to the addition of Denticator which added $1.2 million to SG&A for 1996, including a one-time $290,000 signing bonus and $176,000 of deferred stock compensation expense to Denticator's President and Chief Executive Officer. SG&A also increased due to additional (i) amortization expense of $185,000 resulting from goodwill associated with the partial year inclusion of Denticator and full year inclusion of Lorvic; (ii) research and development expenses of $226,000 due to staff additions and increased product development projects; (iii) dealer rebate programs of $105,000; (iv) product sampling expenses of $77,000; and (v) commissions to independent sales representatives of $71,000 due to higher sales. These increases were offset by a $673,000 reduction in legal expenses in 1996 as compared to 1995 when the Company's patent infringement lawsuit was being litigated.

     Income from Operations. Income from operations increased $697,000, or 12.4%, to $6.3 million in 1996 from $5.6 million in 1995.

     Interest Expense. Interest expense increased $233,000 to $974,000 in 1996 from $741,000 in 1995. The increase was due to the additional debt borrowed to fund the acquisition of Denticator in July 1996 and the full year inclusion of interest expense from the acquisition of Lorvic which was acquired in May 1995.

     Other Expense. Other expense for 1996 included $322,000 from charges related to inclusion of a write-off of deferred initial public offering costs.

     Provision for Income Taxes. Provision for income taxes decreased $89,000 in 1996 to $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $4.5 million for each of 1997 and 1996. Net cash flow from operating activities in 1996 was $4.5 million, compared to $3.5 million in 1995.

     Capital expenditures for property, plant and equipment were $714,000 in 1997, compared to $3.2 million in 1996 and $992,000 in 1995. In 1996, capital expenditures increased significantly as compared to 1995 primarily as a result of the expansion of the Earth City facility which consolidated two other St. Louis facilities to that location. The Company estimates capital expenditures for 1998 will aggregate approximately $800,000. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and data processing.

     On November 10, 1997, the Company used a portion of the $25.2 million net proceeds from its initial public offering to repay the $13.2 million balance outstanding under its Revolving Credit and Term Loan Agreement. The Company used the $12 million balance of such net proceeds to provide a portion of the $13.6 million used by the Company to buy assets and repay debt of Panoramic. In February 1998, the Company's lending bank provided a one-year commitment, subject to final documentation and the absence of any material adverse change in the Company, to provide the Company with a line of credit for up to $15 million on an unsecured basis. Borrowings under the line would bear interest at the 90-day LIBOR rate plus 100 basis points.

     On May 30, 1997, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") filed a Petition against Young Dental in the Circuit Court for the City of St. Louis, Missouri (the "Current Action"). The Current Action results from an action brought in 1993 by Young Dental against the Adverse Parties in the Federal District Court for the Eastern District of Missouri (the "Prior Action"), alleging, among other things, patent infringement and misappropriation of trade secrets. The Prior Action was resolved in favor of the Adverse Parties. In the Current Action, consisting of three counts alleging malicious prosecution and three counts alleging abuse of process related to the Prior Action, the Adverse Parties seek actual damages in unspecified amounts in excess of $25,000 and, in a separate count, seek punitive damages. The Adverse Parties also seek to recover their attorneys' fees incurred in the Prior Action, which they claim exceed $750,000. While the Current Action, which is scheduled for trial late in 1998, is still in the discovery stage, the Company believes it has adequate defenses to each of plaintiffs' claims and intends to defend the Current Action vigorously.

     The IRS examined Lorvic's federal income tax returns for the years ended March 31, 1992 through 1995 and proposed deficiencies in federal income taxes for those years in an aggregate amount of $766,000 due to classification of certain intangible assets. Lorvic filed petitions with the United States Tax Court contesting these proposed deficiencies and the matter was tried in January 1998. The parties are briefing their positions, and the Company anticipates a decision from the Tax Court within the next year. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic are responsible for the settlement of this matter to the extent of $700,000 held in an escrow fund, together with earnings thereon, plus an additional $200,000 to cover any interest and penalties related to such matters. While there can be no such assurance, the Company believes the escrowed amounts will be sufficient to satisfy these deficiencies in full for all affected years if required.

     Anticipated internal cash flows and borrowings under the Company's anticipated line of credit facility are expected to provide sufficient liquidity for working capital needs, capital expenditures and potential acquisitions through 1998.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. The Company will adopt the provisions of SFAS 130 in the quarter ending March 31, 1998. The adoption of SFAS 130 is not expected to have a material effect on the Company's financial position or results of operations.

YEAR 2000 ISSUE

     Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "97" for 1997), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and even inoperability could result in the year 2000 and thereafter. The Company's principal computer systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. The Company does not expect that the costs of addressing the "Year 2000" issue will have a material impact on the Company's financial position or results of operations. The Company is currently surveying its suppliers and customers relative to the "Year 2000" issue to assess the degree to which, if any, the Company's purchases and sales may be impacted.

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain certain forward-looking statements that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding successfully implementing and continuing the Company's business strategies and growth strategies. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Factors that could cause or contribute to such material differences include, but are not limited to, the effect of economic and market conditions, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the impact of managed care in dentistry, the impact of the consolidation of dental dealers, pricing practices of other professional dental products manufacturers, disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping services.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

     We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. (a Missouri corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
   February 4, 1998 (except with respect to the matter discussed in Note 21, as to which the date is February 27, 1998)

                            YOUNG INNOVATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997       1996
                                                                 ----       ----
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $12,761    $    98
  Trade accounts receivable, net of allowance for doubtful
     accounts of $80 and $54, respectively..................      2,774      3,207
  Inventories...............................................      2,239      1,733
  Other current assets......................................      1,316        860
                                                                -------    -------
     Total current assets...................................     19,090      5,898
                                                                -------    -------
PROPERTY, PLANT AND EQUIPMENT...............................      7,441      7,082
                                                                -------    -------
MARKETABLE SECURITIES.......................................        100        204
                                                                -------    -------
OTHER ASSETS................................................        656        680
                                                                -------    -------
INTANGIBLE ASSETS...........................................     18,142     18,617
                                                                -------    -------
     Total assets...........................................    $45,429    $32,481
                                                                =======    =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving line of credit..................................    $    --    $ 5,270
  Current maturities of long-term debt......................         --      3,617
  Accounts payable and accrued liabilities..................      2,715      2,783
                                                                -------    -------
     Total current liabilities..............................      2,715     11,670
                                                                -------    -------
LONG-TERM DEBT..............................................         --      7,519
                                                                -------    -------
NONCURRENT LIABILITIES......................................        456        631
                                                                -------    -------
DEFERRED INCOME TAXES.......................................      1,050        729
                                                                -------    -------
PUTTABLE COMMON STOCK, -0- and 200,076 shares issued and
  outstanding in 1997 and 1996, respectively................         --      1,621
                                                                -------    -------
STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value, 25,000,000 shares
     authorized, 6,710,296 and 4,208,300 shares issued and
     outstanding in 1997 and 1996, respectively.............         67         42
  Additional paid-in capital................................     25,131         --
  Unrealized gain on marketable securities, net of tax......          9         12
  Retained earnings.........................................     16,310     10,581
  Common stock in treasury, at cost, 39,914 and 41,834
     shares.................................................       (309)      (324)
                                                                -------    -------
     Total stockholders' equity.............................     41,208     10,311
                                                                -------    -------
     Total liabilities and stockholders' equity.............    $45,429    $32,481
                                                                =======    =======

        The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                                1997          1996          1995
                                                                ----          ----          ----
NET SALES..................................................  $   24,986    $   21,580    $   17,496
COST OF GOODS SOLD.........................................      10,129         9,470         7,379
                                                             ----------    ----------    ----------
     Gross profit..........................................      14,857        12,110        10,117
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............       7,333         5,790         4,494
                                                             ----------    ----------    ----------
     Income from operations................................       7,524         6,320         5,623
                                                             ----------    ----------    ----------
OTHER EXPENSE (INCOME):
  Interest expense.........................................       1,016           974           741
  Other (income) expense, net..............................        (140)          123          (320)
                                                             ----------    ----------    ----------
                                                                    876         1,097           421
                                                             ----------    ----------    ----------
     Income before provision for income taxes..............       6,648         5,223         5,202
PROVISION FOR INCOME TAXES.................................       2,538         1,955         2,044
                                                             ----------    ----------    ----------
     Net income............................................  $    4,110    $    3,268    $    3,158
                                                             ==========    ==========    ==========
BASIC EARNINGS PER SHARE...................................  $      .86    $      .74    $      .71
                                                             ==========    ==========    ==========
DILUTED EARNINGS PER SHARE.................................  $      .86    $      .74    $      .71
                                                             ==========    ==========    ==========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING..................   4,775,491     4,444,003     4,450,210
                                                             ==========    ==========    ==========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING................   4,782,484     4,444,003     4,450,210
                                                             ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 UNREALIZED
                                                   ADDITIONAL     GAIN ON                   COMMON
                                         COMMON     PAID-IN      MARKETABLE    RETAINED    STOCK IN
                                         STOCK      CAPITAL      SECURITIES    EARNINGS    TREASURY     TOTAL
                                         ------    ----------    ----------    --------    --------     -----
BALANCE, December 31, 1994...........     $42       $    --         $ 24       $ 5,187      $  --      $ 5,253
  Net income.........................      --            --           --         3,158         --        3,158
  Change in unrealized gain (loss) on
     marketable securities, net of
     tax.............................      --            --           (1)           --         --           (1)
  Increase in value of puttable
     common stock....................      --            --           --        (1,289)        --       (1,289)
                                          ---       -------         ----       -------      -----      -------
BALANCE, December 31, 1995...........      42            --           23         7,056         --        7,121
  Net income.........................      --            --           --         3,268         --        3,268
  Change in unrealized gain (loss) on
     marketable securities, net of
     tax.............................      --            --          (11)           --         --          (11)
  Common stock redeemed..............      --            --           --            --       (329)        (329)
  Common stock in treasury,
     reissued........................      --            --           --            --          5            5
  Change in shares and value of
     puttable common stock...........      --            --           --           257         --          257
                                          ---       -------         ----       -------      -----      -------
BALANCE, December 31, 1996...........      42            --           12        10,581       (324)      10,311
  Net income.........................      --            --           --         4,110         --        4,110
  Common stock in treasury,
     reissued........................      --            --           --            --         15           15
  Cancellation of puttable common
     stock...........................       2            --           --         1,619         --        1,621
  Shares issued in public offering...      23        25,131           --            --         --       25,154
  Change in unrealized gain (loss) on
     marketable securities, net of
     tax.............................      --            --           (3)           --         --           (3)
                                          ---       -------         ----       -------      -----      -------
BALANCE, December 31, 1997...........     $67       $25,131         $  9       $16,310      $(309)     $41,208
                                          ===       =======         ====       =======      =====      =======

        The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        YEARS ENDED
                                                                        DECEMBER 31
                                                              -------------------------------
                                                                1997       1996        1995
                                                                ----       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  4,110    $ 3,268    $  3,158
                                                              --------    -------    --------
     Adjustments to reconcile net income to cash flows from
       operating activities --
     Depreciation and amortization..........................     1,280        779       1,083
     Deferred income taxes..................................        43        279        (242)
     Gain on sale of equipment..............................        (5)      (219)       (242)
     Changes in assets and liabilities --
       Trade accounts receivable............................       433       (511)       (159)
       Inventories..........................................      (447)       196        (227)
       Other current assets.................................      (117)      (327)        252
       Other assets.........................................        24        445        (334)
       Accounts payable and accrued liabilities.............      (854)       563         221
                                                              --------    -------    --------
          Total adjustments.................................       357      1,205         352
                                                              --------    -------    --------
          Net cash flows from operating activities..........     4,467      4,473       3,510
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired...........        --     (7,566)    (13,372)
  Purchases of property, plant and equipment................      (714)    (3,152)       (992)
  Proceeds from sale of property, plant and equipment.......        33        802         253
  Proceeds from sale of marketable securities...............       104        204          --
  Payments on notes receivable..............................        10         18          14
                                                              --------    -------    --------
          Net cash flows from investing activities..........      (567)    (9,694)    (14,097)
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Initial Public Offering.....................    25,154         --          --
  Borrowings from long-term debt............................        --     12,000       9,000
  Payments of long-term debt................................   (11,136)    (8,978)     (1,399)
  Change in revolving line of credit........................    (5,270)     2,570       2,700
  Redeemed common stock.....................................        --       (329)         --
  Reissuance of common stock in treasury....................        15          5          --
                                                              --------    -------    --------
          Net cash flows from financing activities..........     8,763      5,268      10,301
                                                              --------    -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    12,663         47        (286)
CASH AND CASH EQUIVALENTS, beginning of period..............        98         51         337
                                                              --------    -------    --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 12,761    $    98    $     51
                                                              ========    =======    ========

        The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. and its subsidiaries (the Company) designs, manufactures and markets single-use supplies, autoclavable instruments and other products used by dental professionals, primarily in preventive dentistry and infection control. The Company manufactures and markets metal and disposable prophy angles, cups and brushes that are integral components used in the cleaning and polishing of teeth by dental professionals. The Company's manufacturing facilities are located in Missouri, California and Texas. The Company markets its products to dental professionals worldwide through a network of medical and dental product distributors. Export sales were less than 10% of total net sales for 1997, 1996 and 1995.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company, Lorvic Holdings, Inc., The Lorvic Corporation, Young Dental International, Inc. and Denticator International, Inc. (Denticator). Lorvic Holdings, Inc. and The Lorvic Corporation, collectively referred to as Lorvic, are included since their acquisition on May 5, 1995. Young Dental International, Inc., a Foreign Sales Corporation, is included since its inception on February 1, 1996, and Denticator is included since its acquisition on July 22, 1996. All significant intercompany accounts and transactions are eliminated in consolidation. The Company operates one business segment.

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with an initial maturity of three months or less.

INVENTORIES

     Inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of assets are capitalized. Upon disposition, cost and accumulated depreciation are eliminated from the related accounts and any gain or loss is reflected in other income or expense. The Company provides depreciation using the straight-line method over the estimated useful lives of the assets ranging from five to thirty-nine years. Effective October 1, 1995, the Company changed the estimated useful lives of certain equipment that had the effect of reducing depreciation expense by approximately $132 for 1995.

MARKETABLE SECURITIES

     Marketable securities are reflected at fair value with the corresponding impact included as a component of stockholders' equity designated "unrealized gain on marketable securities, net of tax." As of December 31,

                            YOUNG INNOVATIONS, INC.

1997 and 1996, there were no unrealized losses on any individual security. As of December 31, 1997, the marketable securities have a contractual maturity in 2019.

OTHER ASSETS

     Other assets include costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years.

INTANGIBLE ASSETS

     Intangible assets are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over 40 years.

LONG-LIVED ASSETS

     If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

ADVERTISING COSTS

     Advertising costs are expensed when incurred.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed when incurred and totaled $566 for 1997, $597 for 1996 and $352 for 1995.

REVENUE RECOGNITION

     Revenue from the sale of products is recorded at the time of passage of title, generally when the products are shipped.

OTHER EXPENSE (INCOME)

     Other expense (income) includes gain and loss on disposition of fixed assets, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business. In 1997, 1996 and 1995, net gains on the sale of equipment and other fixed assets totaled $5, $219 and $242, respectively. Other 1996 expenses include approximately $322 of deferred offering costs expensed as a result of the Company withdrawing its registration statement in 1996 with respect to its efforts to go public in 1995.

INCOME TAXES

     The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                            YOUNG INNOVATIONS, INC.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash flows from operating activities include $2,142, $1,898 and $1,851 for the payment of federal and state income taxes and $1,116, $931 and $741 for the payment of interest during 1997, 1996 and 1995, respectively.

3. ACQUISITIONS:

     On July 22, 1996, the Company acquired the assets and liabilities of Denticator from BioDental Technologies Corp. (BioDental) and an individual. The purchase price was financed principally through bank debt. The acquisition of Denticator was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the fair value of net assets acquired was $7,575 and is being amortized over 40 years. The final purchase price allocation is as follows:

Trade accounts receivable...................................  $   422
Inventories.................................................      481
Other current assets........................................       97
Property, plant and equipment...............................      210
Other assets................................................       57
Intangible assets (goodwill)................................    7,575
Current liabilities.........................................   (1,249)
Noncurrent liability........................................      (27)
                                                              -------
Payments, net of cash acquired..............................  $ 7,566
                                                              =======

     The results of operations for Denticator are included in the consolidated financial statements since July 22, 1996.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Denticator as if the acquisition had occurred at the beginning of 1996, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future.

                                                                  YEAR
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                              ------------
                                                              (UNAUDITED)
Net sales...................................................    $24,568
Net income..................................................      3,260
Basic earnings per share....................................        .73

     On May 5, 1995, the Company acquired the common stock of Lorvic. The purchase price of the common stock was financed through bank debt.

     In accordance with the Lorvic stock purchase agreement, the Company paid part of the purchase price to various escrow funds totaling $2,350. The representations and warranties made by the former stockholders of Lorvic for which the general contingencies escrow fund was established survived until May 5, 1997. The income tax contingencies amount of $900 will survive until the dispute described in Note 19 is resolved and

                            YOUNG INNOVATIONS, INC.

the remaining $500 will survive until the applicable limitation periods have elapsed. The escrow funds are maintained for the following matters:

                                                                     AS OF
                                                          ----------------------------
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1997            1996
                                                          ------------    ------------
Income tax contingencies..............................       $1,400          $1,400
General contingencies.................................           --             525
                                                             ------          ------
  Total amounts in escrow.............................       $1,400          $1,925
                                                             ======          ======

     The acquisition of Lorvic was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the fair value of net assets acquired was $11,581 and is being amortized over 40 years. The final purchase price allocation is as follows:

Trade accounts receivable...................................    $   679
Inventories.................................................        457
Other current assets........................................        219
Property, plant and equipment...............................        911
Other assets................................................        450
Intangible assets (goodwill)................................     11,581
Current liabilities.........................................       (239)
Noncurrent liability........................................       (450)
Deferred income taxes.......................................       (236)
                                                                -------
  Payments, net of cash acquired............................    $13,372
                                                                =======

     The results of operations for Lorvic are included in the consolidated financial statements since May 5, 1995.

4. CONCENTRATIONS OF CUSTOMERS:

     The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among three distributors accounting for 50% and 45% of accounts receivable as of December 31, 1997 and 1996, respectively.

5. INVENTORIES:

     Inventories consist of the following:

                                                                 DECEMBER 31
                                                            ---------------------
                                                             1997           1996
                                                             ----           ----
Finished products.........................................  $  824         $  515
Work in process...........................................     975            711
Raw materials and supplies................................     543            550
                                                            ------         ------
                                                             2,342          1,776
Reserve for obsolete and excess inventories...............    (103)           (43)
                                                            ------         ------
     Total inventories....................................  $2,239         $1,733
                                                            ======         ======

                            YOUNG INNOVATIONS, INC.

6. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following:

                                                                DECEMBER 31
                                                           ---------------------
                                                            1997          1996
                                                            ----          ----
Land.....................................................  $   348       $   348
Buildings and improvements...............................    3,572         3,365
Machinery and equipment..................................    9,223         8,266
                                                           -------       -------
                                                            13,143        11,979
Less -- Accumulated depreciation.........................   (5,702)       (4,897)
                                                           -------       -------
     Total property, plant and equipment, net............  $ 7,441       $ 7,082
                                                           =======       =======

7. OTHER ASSETS:

     Other assets consist of the following:

                                                                 DECEMBER 31
                                                              ------------------
                                                              1997          1996
                                                              ----          ----
Escrow receivable...........................................  $450          $450
Patents.....................................................   151           110
Other.......................................................    55           120
                                                              ----          ----
Total other assets..........................................  $656          $680
                                                              ====          ====

8. INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                                  DECEMBER 31
                                                              --------------------
                                                               1997         1996
                                                               ----         ----
Goodwill..................................................    $19,172      $19,172
Less-Accumulated amortization.............................     (1,030)        (555)
                                                              -------      -------
     Total intangible assets..............................    $18,142      $18,617
                                                              =======      =======

     Amortization of goodwill totaled $475, $368 and $187 for 1997, 1996 and 1995, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

     Accounts payable and accrued liabilities consist of the following:

                                                                   DECEMBER 31
                                                                ------------------
                                                                 1997        1996
                                                                 ----        ----
Payable to BioDental........................................    $  133      $  660
Accounts payable............................................       357         599
Accrued salaries and bonuses................................       814         722
Accrued expenses and other..................................       835         602
Bank overdraft..............................................        --         200
Stock compensation liability................................       576          --
                                                                ------      ------
     Total accounts payable and accrued liabilities.........    $2,715      $2,783
                                                                ======      ======

                            YOUNG INNOVATIONS, INC.

10. LONG-TERM DEBT:

     On July 22, 1996, under the terms of a Revolving Credit and Term Loan Agreement (Loan Agreement) with a bank, the Company borrowed $16,500 to acquire Denticator and to pay off other existing debt. The Loan Agreement consisted of a term loan of $12,000 and a revolving line of credit with a maximum borrowing capacity of $6,500. On April 1, 1997, the Loan Agreement was amended to increase the revolving line of credit capacity to $7,000. Borrowings bore interest at prime minus .5%, were payable monthly and were collateralized by all assets of the Company, stock of its subsidiaries and a pledge of stock by its majority stockholder.

     As discussed in Note 12, the Company retired its outstanding indebtedness on November 5, 1997, using the proceeds from the sale of common stock. As such, no long-term debt was outstanding at December 31, 1997.

     While borrowings were outstanding, the Company was limited under the terms of the Loan Agreement in its ability to make loans and investments, incur additional debt, pay dividends and sell significant assets, among other things, without the consent of the bank.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     At December 31, 1996, the carrying amounts of the Company's borrowings under its revolving credit agreement, borrowings under its term loan agreements and other long-term debt approximated fair values since the interest rates were based on current market rates.

12. COMMON STOCK:

     The Company completed an initial public offering of 2,300,000 shares of its common stock on November 10, 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25,154. The sale of such shares was made pursuant to a Registration Statement on Form S-1 which was declared effective on November 4, 1997. The Company used $13,180 of the proceeds to repay borrowings under the Loan Agreement and invested the remaining proceeds in cash equivalents.

13. STOCK OPTIONS:

     The Company adopted the 1997 Stock Option Plan (the Plan) effective as of November 4, 1997. A total of 350,000 shares of Common Stock are reserved for issuance under this plan which shall be administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time.

                            YOUNG INNOVATIONS, INC.

     A summary of the options outstanding and exercisable at December 31, 1997 is as follows:

                                                                                   WEIGHTED
                                                                 RANGE OF          AVERAGE
                                                                 EXERCISE          EXERCISE
                                                 SHARES           PRICES            PRICE
                                                 ------          --------          --------
     Outstanding, beginning of year............       --            --                  --
     Granted...................................  235,800      $12.00 - $13.50       $12.03
     Exercised.................................       --            --                  --
     Forfeited.................................    1,200          $12.00            $12.00
     Outstanding, end of year..................  234,600      $12.00 - $13.50       $12.03
     Exercisable at end of year................   30,000      $12.00 - $13.50       $12.25

     The exercise price was equal to the fair value of the common stock at the date of grant. Options granted to the Company's nonemployee Directors are immediately exercisable. Each of the other options first become exercisable as to 25% of the shares subject to the options on January 1, 1999, and becomes exercisable as to an additional 25% on January 1 of each year from 2000 to 2002 except for options granted to one executive officer whose options are immediately exercisable as to 25% of the shares subject to option and becomes exercisable as to an additional 25% on January 1 of each year from 1999 to 2001. All options expire 10 years from the grant date.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                                                         YEAR ENDED
                                                                     DECEMBER 31, 1997
                                                                     ------------------
                                                                        AS        PRO
                                                                     REPORTED    FORMA
                                                                     --------    -----
     Net income..................................................     $4,110     $3,890
     Earnings per share:
       Basic.....................................................     $  .86     $  .81
       Diluted...................................................     $  .86     $  .81

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 70.0%; (iii) risk free interest rate of 6.0%; and (iv) expected life of 8 years. The weighted average fair value of the options at the grant date was $9.03.

14. EARNINGS PER SHARE:

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted
EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For 1996 and 1995, there were no stock options outstanding. For 1997, the weighted average shares outstanding during the period of

                            YOUNG INNOVATIONS, INC.

4,775,491, used for Basic EPS, was increased by the dilutive impact of stock options of 6,993, for a total of 4,782,484 shares used for Diluted EPS.

     As discussed in Note 12, the Company retired substantially all of its outstanding indebtedness using the net proceeds from the sale of common stock. Assuming the Company's revolving line of credit and long-term borrowings were retired as of January 1, 1997, supplementary earnings per share would be $.80 for the year ended December 31, 1997, reflecting the elimination of interest expense, net of income taxes, of $628 for 1997. Supplementary earnings per share assumes 4,775,491 weighted average shares outstanding for 1997 plus 1,150,000 shares, representing those shares of common stock sold at the initial public offering price, the application of the net proceeds therefrom sufficient to retire $12,400 of average outstanding borrowings for 1997.

15. INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31
                                                          --------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
Current...............................................    $2,495    $1,676    $2,286
Deferred..............................................        43       279      (242)
                                                          ------    ------    ------
  Total provision for income taxes....................    $2,538    $1,955    $2,044
                                                          ======    ======    ======

     The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
Income before provision for income taxes....................  $6,648      $5,223      $5,202
U.S. federal income tax rate................................      34%         34%         34%
                                                              ------      ------      ------
     Computed income taxes..................................   2,260       1,776       1,769
Goodwill amortization.......................................      97          97          58
Other.......................................................      14         (19)         78
                                                              ------      ------      ------
     Provision for federal income taxes.....................   2,371       1,854       1,905
State income taxes, net of federal tax benefit..............     167         101         139
                                                              ------      ------      ------
     Provision for income taxes.............................  $2,538      $1,955      $2,044
                                                              ======      ======      ======
Effective tax rate..........................................      38%         37%         39%
                                                              ======      ======      ======

                            YOUNG INNOVATIONS, INC.

     Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               1997     1996
                                                               ----     ----
Deferred income tax assets:
  Trade accounts receivable.................................  $    28   $  20
  Inventories...............................................       38      33
  Accrued liabilities.......................................      412     186
                                                              -------   -----
     Total deferred income tax assets                             478     239
                                                              -------   -----
Deferred income tax liabilities:
  Property, plant and equipment.............................     (742)   (669)
  Intangibles...............................................     (129)    (50)
  Other.....................................................     (140)    (10)
                                                              -------   -----
     Total deferred income tax liabilities..................   (1,011)   (729)
                                                              -------   -----
Net deferred income tax liability                             $  (533)  $(490)
                                                              =======   =====

     Current deferred income tax assets of $517 and $239 are included in other current assets as of December 31, 1997 and 1996, respectively.

16. MAJOR CUSTOMERS:

     The percentage of net sales to major distributors to total net sales consist of the following:

                                                                      YEARS ENDED
                                                                      DECEMBER 31
                                                                ------------------------
                        DISTRIBUTOR                             1997      1996      1995
                        -----------                             ----      ----      ----
Henry Schein, Inc...........................................    17.6%     19.1%     17.8%
Patterson Dental Company....................................    16.9      17.9      15.1
Sullivan Dental Products, Inc...............................     9.6       7.7       8.4

17. EMPLOYEE BENEFITS:

     The Company has a nonqualified bonus plan under which 5% of base compensation is paid annually to full-time employees in Missouri and Texas who are at least 25 years of age and have at least three years of service with the Company. Compensation expense related to this plan totaled $125, $106 and $80 in 1997, 1996 and 1995, respectively. The Company also has a nonqualified profit sharing plan for its employees in Missouri and Texas. Compensation expense related to this plan was $189, $190 and $192 in 1997, 1996 and 1995, respectively, and is based on the overall profitability of the Company (excluding Denticator). Denticator has a nonqualified profit sharing plan for certain employees in California. Compensation expense related to this plan was $87 and $59 in 1997 and 1996, respectively.

18. RELATED-PARTY TRANSACTIONS:

     The Company leases a portion of its office space to, pays for services from and loans funds to, a corporation in which two stockholders have an equity interest. Rental and other income from such corporation totaled $13 in 1997, $15 in 1996, $17 in 1995. As of December 31, 1997 and 1996, the Company had an unsecured note receivable of $48 and $58, respectively, from such corporation. The Company paid an aggregate of $12, $10 and $14 for services provided by such corporation in 1997, 1996 and 1995, respectively.

                            YOUNG INNOVATIONS, INC.

     The Company sells products to, and pays for services from, a corporation in which a stockholder has an equity interest. Net sales to such corporation totaled $98 in 1997, $34 in 1996 and $15 in 1995. Amounts paid for services totaled $9 in 1997, $41 in 1996 and $38 in 1995.

     In connection with the acquisition of Denticator, an employment agreement (the Agreement) with Denticator's President and Chief Executive Officer was executed. The Agreement provides for a base annual salary of $120 and delivery of shares of common stock. If the individual is employed by the Company on July 22, 1998, the Company will deliver common stock in the number of shares equal to $800 divided by the last reported sale price. The employment agreement also provides the right to require the Company to repurchase up to 40% of the stock by providing 10 days advance written notice before receipt. The employee has agreed not to compete with the Company for a period of two years after expiration or termination of the employment agreement. The Company is accruing $800 evenly over the two year period and recorded $400 and $176 of compensation expense for 1997 and 1996, respectively.

     In April 1997, Denticator purchased the assets of Hot Plastics Technologies, Inc. ("HPT"), a company that had provided injection molding services for Denticator. The President and Chief Executive Officer of Denticator owned 75% of the stock of HPT. The sole consideration paid by Denticator for the acquisition was the assumption of HPT's liabilities, which aggregated $606 and included a note payable to the President and Chief Executive Officer of Denticator of $104. The terms of the acquisition were negotiated for Denticator by the Chief Executive Officer of the Company. The Company paid HPT an aggregate of $213 for injection molding services between January 1, 1997, and the date of HPT's acquisition by Denticator.

19. CONTINGENCIES:

     On May 30, 1997, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") filed a Petition against Young Dental in the Circuit Court for the City of St. Louis, Missouri (the "Current Action"). The Current Action results from an action brought in 1993 by Young Dental against the Adverse Parties in the Federal District Court for the Eastern District of Missouri (the "Prior Action"), alleging, among other things, patent infringement and misappropriation of trade secrets. The Prior Action was resolved in favor of the Adverse Parties. In the Current Action, consisting of three counts alleging malicious prosecution and three counts alleging abuse of process related to the Prior Action, the Adverse Parties seek actual damages in unspecified amounts in excess of $25 and, in a separate count, seek punitive damages. The Adverse Parties also seek to recover their attorneys' fees incurred in the Prior Action, which they claim exceed $750. While the Current Action, which is scheduled for trial late in 1998, is still in the discovery stage, based upon the advice of legal counsel, the Company believes it has adequate defenses to each of plaintiffs' claims and intends to defend the Current Action vigorously.

     The Internal Revenue Service (the "IRS") examined Lorvic's federal income tax returns for the years ended March 31, 1992 through 1995, and proposed deficiencies in federal income taxes for those years in an aggregate amount of $766 due to the classification of certain intangible assets. Lorvic filed petitions with the United States Tax Court contesting these proposed deficiencies and the matter was tried in January 1998. The parties are currently briefing their positions, and the Company anticipates a decision from the Tax Court within the next year. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic are responsible for the settlement of this matter to the extent of $700 held in an escrow fund, together with earnings thereon, plus an additional $200 to cover any interest and penalties related to such matters. While there can be no such assurance, the Company believes the escrowed amounts will be sufficient to satisfy these deficiencies in full for all affected years if required.

     In the opinion of management, the ultimate outcome of these claims and lawsuit will not have a material adverse effect on the financial position or results of operations of the Company.

                            YOUNG INNOVATIONS, INC.

20. ACCOUNTING STANDARD NOT IMPLEMENTED:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components. The Company will adopt the provisions of SFAS 130 in the quarter ending March 31, 1998. The adoption of SFAS 130 is not expected to have a material effect on the Company's financial position or results of operations.

21. SUBSEQUENT EVENT:

     On February 27, 1998, the Company acquired the net assets of Panoramic Corporation ("Panoramic") in Fort Wayne, Indiana. Panoramic is a designer, developer, manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States, Europe and Japan. The Company paid approximately $11,000 in cash plus 62,500 shares of its common stock and assumed approximately $3,700 in liabilities, including approximately $2,600 of Panoramic's bank debt which was repaid at closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the Company's directors and executive officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- Reference is made to Item 8 hereof.

     (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 1995, 1996 and 1997:

                 Schedule II Valuation and Qualifying Accounts.

     All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

     (a)(3) Exhibits -- See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 1998

                                          YOUNG INNOVATIONS, INC.

                                          By:    /s/ GEORGE E. RICHMOND

                                            ------------------------------------
                                                     George E. Richmond
                                               President and Chief Executive
                                                           Officer

     Each person whose signature appears below constitutes and appoints George
E. Richmond and Michael W. Eggleston his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ GEORGE E. RICHMOND                    President, Chief Executive      March 23, 1998
-----------------------------------------------------    Officer, Director (Principal
                 George E. Richmond                      Executive Officer)

                /s/ ALFRED E. BRENNAN                    Senior Vice President, Chief    March 23, 1998
-----------------------------------------------------    Operating Officer, Director
                  Alfred E. Brennan

              /s/ MICHAEL W. EGGLESTON                   Vice President, Treasurer,      March 23, 1998
-----------------------------------------------------    Chief Financial Officer,
                Michael W. Eggleston                     Director (Principal Financial
                                                         Officer and Principal
                                                         Accounting Officer)

               /s/ RICHARD G. RICHMOND                   Secretary and Director          March 23, 1998
-----------------------------------------------------
                 Richard G. Richmond

               /s/ RICHARD P. CONERLY                    Director                        March 23, 1998
-----------------------------------------------------
                 Richard P. Conerly

                /s/ CONNIE H. DRISKO                     Director                        March 23, 1998
-----------------------------------------------------
                  Connie H. Drisko

              /s/ ARTHUR L. HERBST, JR.                  Director                        March 23, 1998
-----------------------------------------------------
                Arthur L. Herbst, Jr.

                /s/ CRAIG E. LABARGE                     Director                        March 23, 1998
-----------------------------------------------------
                  Craig E. LaBarge

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

3.1*   Articles of Incorporation of Registrant and Statement of Correction

3.2*   By-Laws of Registrant

10.1*  Escrow Agreement dated May 4, 1995 among Young Dental Manufacturing
       Company, Chemical Venture Capital Associates, P. Jeffrey Leck, John
       F. Kirtley, Richard C. Nemanick, Lorvic Holdings, Inc. and Boatmen's
       Trust Company

10.2*  Contingent Payment Agreement dated as of May 4, 1995, by and between
       Young Dental Manufacturing Company, The Richard C. Nemanick Trust and Boatmen's Trust Company

10.3*  Young Dental Manufacturing Company Pension Bonus Plan dated as of
       April 12, 1983

10.4*  Young Dental Manufacturing Company Profit Sharing Plan dated as of
       January 1, 1987

10.5*  Asset Purchase Agreement dated July 22, 1996, among Denticator
       International, Inc., BioDental Technologies Corp., Jose L. Mendoza and
       Young Innovations, Inc.

10.6* Employment and Non-Competition Agreement dated July 22, 1996, by and between Denticator International, Inc. and Jose L. Mendoza

10.7*  1997 Stock Option Plan of the Registrant

10.8*  Employment Agreement dated October 8, 1997, by and between Young
       Innovations, Inc. and Alfred E. Brennan

10.9** Asset Purchase and Sale Agreement dated February 16, 1998 between
       Registrant and Panoramic Corporation

21     Subsidiaries of the Registrant

24     Power of Attorney (included on Signature page)

27     Financial Data Schedule
-----------------

* Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.

** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Young Innovations, Inc. and subsidiaries included in the Young Innovations, Inc. Form 10-K Annual Report and have issued our report thereon dated February 4, 1998 (except with respect to the matter discussed in Note 21, as to which the date is February 27, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K Annual Report is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

St. Louis, Missouri
February 4, 1998

                            YOUNG INNOVATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                    ADDITIONS
                                                            --------------------------
                                              BALANCE AT    CHARGED TO                                  BALANCE
                                              BEGINNING     COSTS AND                                   AT END
                                               OF YEAR       EXPENSES     ACQUISITIONS    DEDUCTIONS    OF YEAR
                                              ----------    ----------    ------------    ----------    -------
Allowance for doubtful receivables
  1995......................................     $25           $--            $ 7             --         $ 32
  1996......................................      32            22             --             --           54
  1997......................................      54            26             --             --           80
Reserve for obsolete and excess inventories
  1995......................................     $20           $20            $--             --         $ 40
  1996......................................      40            --              3             --           43
  1997......................................      43            60             --             --          103