Form 10-Q
period 1998-03-31
YOUNG INNOVATIONS INC
filed 1998-05-15
CIK 949874

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                     OR



    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from             to
                                   ----------     ---------

Commission file number  000-23213

                           YOUNG INNOVATIONS, INC.
            (Exact name of registrant as specified in its charter)


               Missouri                                       43-1718931
(State or other jurisdiction of  incorporation             (I.R.S. Employer
           or organization)                               Identification No.)



         13705 Shoreline Court East, Earth City, Missouri     63045
                  (Address of principal executive offices)
                                 (Zip Code)

                               (314) 344-0010
            (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    -------      --------

Number of shares outstanding of the Registrant's Common Stock at April 30, 1998:
     6,772,796 shares of Common Stock, par value $.01 per share

                                     PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements.
                            YOUNG INNOVATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 MARCH 31    DECEMBER 31
                                                                                   1998         1997
                                                                                   ----         ----
ASSETS                                                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents................................................      $ 1,596      $12,761
   Trade accounts receivable, net of allowance for doubtful accounts of $121
   and $80, respectively....................................................        3,209        2,774
   Inventories..............................................................        2,776        2,239
   Other current assets.....................................................        1,518        1,316
                                                                                  -------      -------
     Total current assets...................................................        9,099       19,090
                                                                                  -------      -------
PROPERTY, PLANT AND EQUIPMENT...............................................       11,351        7,441
                                                                                  -------      -------
MARKETABLE SECURITIES.......................................................           --          100
                                                                                  -------      -------
OTHER ASSETS................................................................          592          656
                                                                                  -------      -------
   INTANGIBLE ASSETS........................................................       28,597       18,142
                                                                                  -------      -------
     Total assets...........................................................      $49,639      $45,429
                                                                                  -------      -------
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       CURRENT LIABILITIES:
   Revolving line of credit.................................................      $    --      $    --
   Current maturities of long-term debt.....................................           --           --
   Accounts payable and accrued liabilities.................................        4,645        2,715
                                                                                  -------      -------
     Total current liabilities................................................      4,645        2,715
                                                                                  -------      -------
LONG-TERM DEBT..............................................................           --           --
                                                                                  -------      -------
NONCURRENT LIABILITIES......................................................          450          456
                                                                                  -------      -------
DEFERRED INCOME TAXES.......................................................        1,050        1,050
                                                                                  -------      -------
STOCKHOLDERS' EQUITY:

   Common stock, voting, $.01 par value, 25,000,000 shares authorized,
      6,772,796 and 6,710,296 shares issued and outstanding in 1998 and
      1997, respectively.....................................................          68           67
   Additional paid-in capital...............................................       26,083       25,131
   Unrealized gain on marketable securities, net of tax.....................           --            9
   Retained earnings........................................................       17,652       16,310
   Common stock in treasury, at cost, 39,914 and 41,834 shares..............         (309)        (309)
                                                                                  -------      -------
     Total stockholders' equity.............................................       43,494       41,208
                                                                                  -------      -------
     Total liabilities and stockholders' equity.............................      $49,639      $45,429
                                                                                  -------      -------

        The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)





                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                           ------------------
                                                                            1998       1997
                                                                           ------     ------
NET SALES.......................................................           $7,167     $6,549
COST OF GOODS SOLD..............................................            3,049      2,693
                                                                           ------     ------
              Gross profit......................................            4,118      3,856
SELLING, GENERAL AND ADMINISTRATIVE
        EXPENSES................................................            2,112      1,927
                                                                           ------     ------
              Income from operations............................            2,006      1,929
                                                                           ------     ------
OTHER INCOME (EXPENSE)
        Interest expense........................................               --       (307)
        Other income (expense), net.............................              161          5
                                                                           ------     ------
                                                                              161       (302)
                                                                           ------     ------
              Income before provision for income taxes..........            2,167      1,627
PROVISION FOR INCOME TAXES......................................              823        603
                                                                           ------     ------
              Net income........................................           $1,344     $1,024
                                                                           ======     ======
BASIC EARNINGS PER SHARE........................................           $ 0.20       0.23
                                                                           ======     ======
DILUTED EARNINGS PER SHARE......................................           $ 0.20       0.23
                                                                           ======     ======
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING.......................            6,731      4,409
                                                                           ======     ======
DILUTED WEIGHTED AVERAGE SHARES
        OUTSTANDING.............................................            6,790      4,409
                                                                           ======     ======
The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                                  -----------------
                                                                   1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES:                             ------     ------
  Net Income                                                       $ 1,344    $ 1,024
                                                                  --------   --------
  Adjustments to reconcile net income to cash flows from
    operating activities --
Depreciation and amortization                                          383        302
Gain (loss) on sale of property, plant and equipment                   (22)         2
Changes in assets and liabilities --
  Trade accounts receivable                                            528        476
  Inventories                                                           77         97
  Other current assets                                                 (39)       (34)
  Other assets                                                         534        (25)
Accounts payable and accrued liabilities                              (225)       416
                                                                  --------   --------
    Total adjustments                                                1,236      1,234
                                                                  --------   --------
     Net cash flows from operating activities                        2,580      2,258
                                                                  --------   --------
CASH FLOWS FROM INVESTING ACTIVITES:
  Payments for acquisitions, net of cash acquired                  (13,584)        --
  Purchases of property, plant and equipment                          (227)      (212)
  Proceeds from sale of property,plant and equipment                    13         11
  Proceeds from marketable securities                                  100        102
  Payments on notes receivable                                          --          8
                                                                  --------   --------
     Net cash flows from investing activities                      (13,698)       (91)
                                                                  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Equity issuance costs                                               (47)        --
   Proceeds from sale of treasury stock                                 --         26
   Payments of long-term debt                                           --     (1,700)
   Proceeds from line of credit                                         --        225
   Payments on line of credit                                           --       (604)
                                                                  --------   --------
     Net cash flows from financing activities                          (47)    (2,053)
                                                                  --------   --------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS              (11,165)       114
CASH AND CASH EQUIVALENTS, beginning of period                      12,761       (102)
                                                                  --------   --------
CASH AND CASH EQUIVALENTS, end of period                           $ 1,596    $    12
                                                                  ========   ========
The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                   (Dollars in thousands, except share data)


GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1998 (unaudited) and the unaudited results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

1. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. and its subsidiaries (the Company) designs, manufactures and markets single-use supplies, autoclavable instruments, X-ray machines and other products used by dental professionals, primarily in preventive dentistry, diagnostics and infection control. The Company manufactures and markets metal and disposable prophy angles, cups and brushes that are integral components used in the cleaning and polishing of teeth by dental professionals. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. The Company markets its products to dental professionals worldwide through a network of medical and dental product distributors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company, Lorvic Holdings, Inc., The Lorvic Corporation, Young Dental International, Inc., Denticator International, Inc. (Denticator) and Panoramic Corporation (Panoramic). Panoramic is included since its acquisition on February 27, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

3. ACQUISITIONS:

     On February 27, 1998, the Company through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Panoramic, an Indiana corporation.The purchase price was financed principally through cash from the remaining net proceeds of the Company's initial public offering and additionally through the issuance of $1,000 (62,500 shares) of the Company's common stock.The acquisition of Panoramic was accounted for as a purchase transaction. The purchase price was allocated based upon preliminary estimates of fair value. Differences between the amounts included herein, if any, and final allocations of purchase price are not expected to have a material effect on the Company's financial statements.

     The excess of purchase price over the estimated fair value of net assets acquired was $10,425 , is comprised of goodwill, a non-compete covenant and customer database programs and is being amortized over 40, 2 and 5 years, respectively. The preliminary purchase price allocation is as follows:


Trade accounts receivable......................................  $   962
Inventories....................................................      616
Other current assets...........................................      163
Property, plant and equipment..................................    3,924
Other assets...................................................       19
Intangible assets..............................................   10,425
Current liabilities............................................   (1,181)
Noncurrent liability...........................................      (44)
                                                                 -------
Payments, cash and stock ......................................  $14,884
                                                                 =======

     The results of operations for Panoramic are included in the consolidated financial statements since February 27, 1998.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Panoramic as if the acquisition had occurred at the beginning of 1998 and 1997, with pro forma adjustments to give effect to amortization of goodwill and certain other adjustments, together with related income tax effects. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future.

                                             THREE MONTHS         THREE MONTHS
                                                 ENDED                ENDED
                                               MARCH 31,            MARCH 31,
                                                 1998                 1997
                                                 ----                 ----
                                             (UNAUDITED)          (UNAUDITED)
Net sales..............................        $8,591               $8,411
Net income.............................         1,362                  944
Basic and diluted earnings per share...           .20                  .21

4. INVENTORIES:

  Inventories consist of the following:

                                          MARCH 31,  DECEMBER 31,
                                             1998       1997
                                             ----       ----
                                          (UNAUDITED)
Finished products........................... $  809   $  824
Work in process.............................  1,078      975
Raw materials and supplies..................    991      543
                                             ------   ------
                                              2,878    2,342
Reserve for obsolete and excess inventories.   (102)    (103)
                                             ------   ------
Total inventories........................... $2,776   $2,239
                                             ======   ======

5. COMMON STOCK:

     The Company issued $1,000 (62,500 shares) of its common stock on February 27, 1998 as part of the consideration for the acquisition of the assets and liabilities of Panoramic (see Note 3).


6. STOCK OPTIONS:

     The Company granted to four former Panoramic employees, who are currently employees of the Company, stock options to purchase 40,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on February 27, 1998, the date of closing and the date of the grant. Each of the options first become exercisable as to 25% of the shares subject to the options on January 1, 1999, and becomes exercisable as to an additional 25% on January 1 of each year from 2000 to 2002.These options expire in ten years from the grant date or, in the event of termination of employment, at the election of the Company, upon: (i) a cash payment of the amount by which the fair value of the options exceed the exercise price for such options; or (ii) the execution of a consulting agreement in which case the options terminate upon the termination of the consulting agreement.

     A summary of the options outstanding and exercisable at March 31, 1998 is as follows:


                                                             WEIGHTED
                                               RANGE OF      AVERAGE
                                               EXERCISE      EXERCISE
                                SHARES          PRICES        PRICE
                                ------     ---------------   --------
Outstanding, beginning of year  234,600    $12.00--$13.50     $12.03
Granted.......................   45,000    $17.00--$17.50     $17.06
Exercised.....................       --          --               --
Forfeited.....................    1,600        $12.00         $12.00
                                -------
Outstanding, end of quarter...  278,000   $12.00 --$17.50     $12.85
                                =======
Exercisable at end of quarter.   35,000   $12.00 --$17.50     $13.00
                                =======

     In accordance with SFAS No. 123, "Accounting for Stock-Based
Compensation," the Company elected APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan.


7. EARNINGS PER SHARE:

     During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted
EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For the first quarter ended March 31,1998, the weighted average shares outstanding during the period of 6,731,129, used for Basic EPS, was increased by the dilutive impact of stock options of 58,831, for a total of 6,789,960 shares used for Diluted EPS.


8. RELATED-PARTY TRANSACTIONS:

     In connection with the acquisition of Denticator on July 22, 1996,an employment agreement (the Agreement) with Denticator's President and Chief Executive Officer (the Individual) was executed. On April 6,1998, the Company agreed to an amendment (the Amendment) to the Agreement. The Agreement required the Company to deliver common stock in the number of shares equal to $800 divided by the last reported sale price to the Individual if the Individual is employed by the Company on July 22, 1998. The Agreement also required the Company to repurchase up to 40% of the stock if the Individual provided 10 days advance written notice to the Company before delivery of the common stock. The Amendment requires the Company to pay cash in the amount of $800 on July 22, 1998 with no delivery of any common stock to the Individual if the Individual is employed by the Company on July 22, 1998. The Company is accruing $800 evenly over the two year period and recorded $100 of compensation expense for each of the quarters ended March 31, 1998 and March 31,1997. As of March 31, 1998, accounts payable and accrued liabilities include $676 related to this Agreement.

9. CONTINGENCIES:

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





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET SALES
     Net sales increased $618,000, or 9.4%, to $7.2 million in 1998 from $6.5 million in 1997. The increase was primarily attributable to the acquisition of Panoramic Corporation on February 27, 1998.

GROSS PROFIT
     Gross profit increased $262,000, or 6.8%, to $4.1 million in 1998 from $3.9 million in 1997. Gross margin decreased to 57.5% of net sales in 1998 from 58.9% in 1997. Gross profit benefited from the acquisition of Panoramic and production improvements at Denticator. The Company's gross margin decreased as a result of Panoramic which historically has lower margins. Gross margins at Denticator improved as a result of its injection molding operations versus this same quarter in 1997 when Denticator was purchasing its DPA components from an outside vendor.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
     SG&A expenses increased $185,000, or 9.6%, to $2.1 million in 1998 from $1.9 million in 1997. As a percent of net sales, SG&A expenses increased to 29.5% in 1998 from 29.4% in 1997. SG&A expenses primarily increased due to the addition of Panoramic. Excluding the Panoramic acquisition, SG&A expenses decreased $55,000. Legal costs relating to the countersuit brought by two former employees and research and development expenses related to prototype tooling and services on product development projects increased.

INCOME FROM OPERATIONS
     Income from operations increased $77,000 or 4.0%, to $2.0 million in 1998 from $1.9 million in 1997.

INTEREST EXPENSE
     Interest expense decreased $307,000 to $0 in 1998 from $307,000 in 1997. The decrease was due to the retirement of all of the Company's bank debt from the net proceeds of the Company's initial public offering in November, 1997.

OTHER INCOME (EXPENSE)
     Other income (expense) increased $156,000 to $161,000 in 1998 from $5,000 in 1997 primarily due to interest income earned in the first two months of the current year quarter (prior to the Panoramic acquisition) on the net proceeds from the initial public offering in excess of what was used to retire bank debt.

PROVISION FOR INCOME TAXES
     Provision for income taxes increased $220,000 for 1998 to $823,000 from $603,000 for 1997 as a result of a 33% increase in the income before income taxes versus the year ago period and an effective tax rate of 38% versus 37% in the year earlier quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $2.6 million for the quarter ended March 31, 1998 compared to $2.3 million in the prior year quarter. Capital expenditures for property, plant and equipment were $227,000 in the first quarter of 1998 in line with the Company's estimates for the year. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and data processing.

     On November 10, 1997, the Company used $13.2 million of the $25.2 million net proceeds from its initial public offering to repay the balance outstanding under its Revolving Credit and Term Loan Agreement. The Company used the $12 million balance of such net proceeds to provide a portion of the $13.6 million used by the Company to buy assets and repay debt of Panoramic. In February 1998, the Company's lending bank provided a one-year commitment, subject to final documentation and the absence of any material advers change in the Company, to provide the Company with a line of credit for up to $15 million on an unsecured basis. Borrowings under the line would bear interest at the 90-day LIBOR rate plus 100 basis points.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

                                   PART II
                              OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

             Number      Description
             ------      -----------
              27         Financial Data Schedule

     (b)  Reports on Form 8-K.

          One report on Form 8-K was filed by the Company during the quarter ended March 31, 1998. The report, filed on March 11, 1998, included information regarding the acquisition of Panoramic; the report did not include any financial statements.





Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        YOUNG INNOVATIONS, INC.


May 15, 1998                            /s/ Michael W. Eggleston
------------                            ----------------------------
Date                                    Michael W. Eggleston
                                        Vice President, Treasurer and
                                        Chief Financial Officer