Form 10-Q
period 1998-06-30
YOUNG INNOVATIONS INC
filed 1998-08-14
CIK 949874

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to .........

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

Yes ...X... No ........


Number of shares outstanding of the Registrant's Common Stock at  July 31, 1998:
              6,772,796 shares of Common Stock, par value $.01 per share

                                     PART 1
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                            YOUNG INNOVATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                              JUNE 30             DECEMBER 31
                                                                1998                  1997
                                                             ----------           -----------
                                                             (UNAUDITED)

                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $ 2,266               $12,761
     Trade accounts receivable, net allowance
      for doubtful accounts of $177 and $80, respectively         3,663                 2,774
     Inventories                                                  3,138                 2,239
     Other current assets                                         1,821                 1,316
                                                                -------               -------
          Total current assets                                   10,888                19,090
                                                                -------               -------

PROPERTY, PLANT AND EQUIPMENT                                    11,445                 7,441
                                                                -------               -------
MARKETABLE SECURITIES                                              ---                    100
                                                                -------               -------
OTHER ASSETS                                                        667                   656
                                                                -------               -------
INTANGIBLE ASSETS                                                28,404                18,142
                                                                -------               -------
          Total assets                                          $51,404               $45,429
                                                                =======               =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit                                      ---                   ---
     Current maturities of long-term debt                          ---                   ---
     Accounts payable and accrued liabilities                   $ 4,944               $ 2,715
                                                                -------               -------
          Total current liabilities                               4,944                 2,715
                                                                -------               -------
LONG-TERM DEBT                                                     ---                   ---
                                                                -------               -------
NONCURRENT LIABILITIES                                              450                   456
                                                                -------               -------
DEFERRED INCOME TAXES                                             1,050                 1,050
                                                                -------               -------

STOCKHOLDERS' EQUITY:
     Common stock, voting, $.01 par value,
      25,000,000 shares authorized,
      6,772,796 and 6,710,296 shares issued
      and outstanding in 1998 and 1997,
      respectively                                                   68                    67
     Additional paid-in capital                                  26,083                25,131
     Unrealized gain on marketable securities,
      net of tax                                                    ---                     9
     Retained earnings                                           19,118                16,310
     Common stock in treasury, at cost,
      39,914 and 41,834 shares                                     (309)                 (309)
                                                                -------               -------
          Total stockholders' equity                             44,960                41,208
                                                                -------               -------
          Total liabilities and stockholders' equity            $51,404               $45,429
                                                                =======               =======

        The accompanying notes are an integral part of these statements.

                           YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share data)
                                 (unaudited)

                                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30             JUNE 30
                                                    --------------------- --------------------
                                                      1998       1997        1998       1997
                                                    -------    -------    --------    --------
NET SALES                                           $ 9,176    $ 5,588    $ 16,342    $ 12,137
COST OF GOODS SOLD                                    4,045      2,326       7,093       5,019
                                                    -------    -------    --------    --------
               Gross profit                           5,131      3,262       9,249       7,118

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                       2,778      1,750       4,890       3,677
                                                    -------    -------    --------    --------
               Income from operations                 2,353      1,512       4,359       3,441
                                                    -------    -------    --------    --------
OTHER INCOME (EXPENSE)
       Interest expense                                 ---       (295)        ---        (601)
       Other income (expense), net                       44         (3)        205           2
                                                    -------    -------    --------    --------
                                                         44       (298)        205        (599)
                                                    -------    -------    --------    --------
               Income before provision for income     2,397      1,214       4,564       2,842
               taxes
PROVISION FOR INCOME TAXES                              931        475       1,755       1,079
                                                    -------    -------    --------    --------
               Net income                           $ 1,466    $   739    $  2,809    $  1,763
                                                    =======    =======    ========    ========

BASIC EARNINGS PER SHARE                            $  0.22       0.17    $   0.42    $   0.40
                                                    =======    =======    ========    ========

DILUTED EARNINGS PER SHARE                          $  0.21       0.17    $   0.41    $   0.40
                                                    =======    =======    ========    ========

BASIC WEIGHTED AVERAGE SHARES
       OUTSTANDING                                    6,773      4,410       6,752       4,410
                                                    =======    =======    ========    ========

DILUTED WEIGHTED AVERAGE SHARES
       OUTSTANDING                                    6,824      4,410       6,807       4,410
                                                    =======    =======    ========    ========


The accompanying notes are an integral part of these statements.

                            YOUNG INNOVATIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                              SIX MONTHS ENDED
                                                                   JUNE 30
                                                               1998      1997
                                                             -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $2,809     $1,763
                                                             -------    -------
  Adjustments to reconcile net income to cash flows from
    operating activities -
  Depreciation and amortization                                  911        620
  Gain (loss) on sale of property, plant and equipment           (23)         7
  Deferred income taxes                                         ---         (19)
  Changes in assets and liabilities -
    Trade accounts receivable                                     73      1,114
    Inventories                                                 (285)      (209)
    Other current assets                                        (395)      (133)
    Other assets                                                 630         (4)
    Accounts payable and accrued liabilities                     (30)      (514)
  Other                                                         ---        (275)
                                                             =======    =======
      Total adjustments                                          881        587
                                                             -------    -------

      Net cash flows from operating activities                 3,690      2,350
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for acquisitions, net of cash acquired            (13,875)      ---
  Purchases of property, plant and equipment                    (377)      (424)
  Proceeds from sale of property, plant and equipment             14         25
  Purchases of marketable securities                            ---        ---
  Proceeds from marketable securities                            100         102
  Payments on notes receivable                                  ---          10
                                                             -------    -------
      Net cash flows from investing activities               (14,138)      (287)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Equity issuance costs                                          (47)      ---
  Reissuance of common stock in treasury                        ---          15
  Payments of long-term debt                                    ---      (1,709)
  Change in revolving line of credit                            ---        (341)
                                                             -------    -------
      Net cash flows from financing activities                   (47)    (2,035)
                                                             -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (10,495)        28
CASH AND CASH EQUIVALENTS, beginning of period                12,761         98
                                                             -------    -------

CASH AND CASH EQUIVALENTS, end of period                      $2,266    $   126
                                                             =======    =======

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                    (Dollars in thousands, except share data)
GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998 (unaudited) and the unaudited results of operations and cash flows for the three and six months ended June 30, 1998 and June 30, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company, Lorvic Holdings, Inc., The Lorvic Corporation, Young Dental International, Inc., Denticator International, Inc. (Denticator) and Panoramic Corporation (Panoramic). Panoramic is included since its acquisition on February 27, 1998.. All significant intercompany accounts and transactions are eliminated in consolidation.

3. ACQUISITIONS:

    On February 27, 1998, the Company, through a wholly-owned subsidiary, acquired substantially all of the assets and assumed certain liabilities of Panoramic, an Indiana corporation.The purchase price was financed principally through cash from the remaining net proceeds of the Company's initial public offering and additionally through the issuance of $1,000 (62,500 shares) of the Company's common stock.The acquisition of Panoramic was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. Differences between the amounts included herein, if any, and final allocations of purchase price are not expected to have a material effect on the Company's financial statements.

    The excess of purchase price over the estimated fair value of net assets acquired was $10,744 , is comprised of goodwill and a non-compete covenant and is being amortized over 40 and 2 years, respectively.The purchase price allocation is as follows:


        Trade accounts receivable............................. $    865
        Inventories...........................................      637
        Other current assets..................................      163
        Property, plant and equipment.........................    4,040
        Other assets..........................................       20
        Intangible assets (goodwill and non-compete covenant)    10,744

        Current liabilities...................................   (1,550)
        Noncurrent liability..................................      (44)
                                                               --------
        Payments, cash ($13,875) and stock ($1,000)........... $ 14,875
                                                               ========

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


                                                            SIX MONTHS     SIX MONTHS
                                                              ENDED          ENDED
                                                             JUNE 30,       JUNE 30,
                                                               1998           1997
                                                            -----------   -----------
                                                            (UNAUDITED)   (UNAUDITED)
        Net sales.......................................    $   17,766     $  16,565
        Net income......................................         2,827         2,079
        Basic and diluted earnings per share............           .42           .46







4. INVENTORIES:

    Inventories consist of the following:

                                                                      JUNE 30     DECEMBER 31
                                                                       1998          1997
                                                                     --------     -----------


        Finished products......................................      $  1,288     $       824
        Work in process........................................         1,101             975
        Raw materials and supplies.............................           851             543
                                                                     --------     -----------
                                                                        3,240           2,342
        Reserve for obsolete and excess inventories............          (102)           (103)
                                                                     --------     -----------
             Total inventories.................................      $  3,138     $     2,239
                                                                     ========     ===========





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

    A summary of the options outstanding and exercisable at June 30, 1998 is as follows:


                                                                                                     WEIGHTED
                                                                                   RANGE OF           AVERAGE
                                                                                   EXERCISE          EXERCISE
                                                                   SHARES           PRICES             PRICE
                                                                  --------      --------------       --------
         Outstanding, beginning of year......................     234,600       $12.00--$13.50       $  12.03

         Granted.............................................      53,000       $15.00--$17.50       $  16.86

         Exercised...........................................         ---                  ---            ---

         Forfeited...........................................       7,600       $        12.00       $  12.00

         Outstanding, six months ended June 30, 1998.........     280,000       $12.00--$17.50       $  12.95

         Exercisable, six months ended June 30, 1998.........      35,000       $12.00--$17.50       $  13.00



    In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan.


7. EARNINGS PER SHARE:

    During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For the second quarter ended June 30,1998, the weighted average shares outstanding during the period of 6,772,796, used for Basic EPS, was increased by the dilutive impact of stock options of 51,275, for a total of 6,824,071 shares used for Diluted EPS. For the six months ended June 30, 1998, the weighted average shares outstanding during the period of 6,752,078, used for Basic EPS, was increased by the dilutive impact of stock options of 55,069, for a total of 6,807,147 shares used for Diluted EPS.


8. SUPPLEMENTARY EARNINGS PER SHARE:

    Assuming the Company's revolving line of credit and long-term borrowings were retired as of January 1, 1997, supplementary earnings per share (unaudited) would be $.16 and $.37 for the three months ended June 30, 1997 and the six months ended June 30, 1997, respectively, reflecting the elimination of interest expense, net of income taxes. Supplementary earnings per share assumes weighted average shares outstanding (pre-public) plus shares representing those shares of common stock sold at the initial public offering price, the application of the net proceeds therefrom sufficient to retire the average outstanding borrowings for the three months ended June 30, 1997 and the six months ended June 30, 1997.


9. RELATED-PARTY TRANSACTIONS:

    In connection with the acquisition of Denticator on July 22, 1996,an employment agreement (the Agreement) with Denticator's President and Chief Executive Officer (the Individual) was executed. On April 6,1998, the Company agreed to an amendment (the Amendment) to the Agreement. The original Agreement required the Company to deliver common stock in the number of shares equal to $800 divided by the last reported sale price to the Individual if the Individual is employed by the Company on July 22, 1998. The original Agreement also required the Company to repurchase up to 40% of the stock if the Individual provided 10 days advance written notice to the Company before delivery of the common stock. The Amendment required the Company to pay cash in the amount of $800 on July 22, 1998 with no delivery of any common stock to the Individual. On July 22, 1998, the Company made the required cash payment to the Individual. The Company is accruing $800 evenly over the two year period, recorded $100 of compensation expense for each of the quarters ended June 30, 1998 and June 30,1997 and recorded $200 of compensation expense for each of the six months ended June 30, 1998 and June 30, 1997.


10. CONTINGENCIES:

    On May 30, 1997, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") filed a Petition against Young Dental in the Circuit Court for the City of St. Louis, Missouri (the "Current Action"). The Current Action results from an action brought in 1993 by Young Dental against the Adverse Parties in the Federal District Court for the Eastern District of Missouri (the "Prior Action"), alleging, among other things, patent infringement and misappropriation of trade secrets. The Prior Action was resolved in favor of the Adverse Parties. In the Current Action consisting of three counts alleging malicious prosecution, three counts alleging abuse of process and three counts alleging tortious interference with business expectancy related to the Prior Action, the Adverse Parties seek actual damages in unspecified amounts in excess of $25 and, in a separate count, seek punitive damages. The Adverse Parties seek to recover their attorneys' fees incurred in the Prior Action, which they claim to exceed $730. They also allege that their damages include lost profits, and estimate that their lost profits range between $4,500 and $18,000. While the Current Action, which is scheduled for trial in late 1998, is still in the discovery stage and there can be no assurance as to its outcome, based upon advice of legal counsel, the Company believes it has defenses to each of plaintiffs' claims and intends to continue to defend the Current Action vigorously.

    The Internal Revenue Service (the "IRS") examined Lorvic's federal income tax returns for the years ended March 31, 1992 through 1995, and proposed deficiencies in federal income taxes for those years in an aggregate amount of $766 due to the classification of certain intangible assets. Lorvic filed petitions with the United States Tax Court contesting these proposed deficiencies and the matter was tried in January 1998. In August, 1998, the Tax Court entered its findings of fact and opinion that Lorvic's valuation of the intangible assets should be reduced by 25%. The IRS is now required to recalculate the deficiencies based upon the Tax Court's findings and opinion, and, if neither party files an appeal, the decision will become final. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic are responsible for the settlement of this matter to the extent of $700 held in an escrow fund, together with earnings thereon, plus an additional $200 to cover any interest and penalties related to such matters. The Company believes the escrowed amounts will be sufficient to satisfy these deficiencies in full for all affected years.

11. ACCOUNTING STANDARD NOT IMPLEMENTED:

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES
         Net sales increased $3.6 million, or 64.2%, to $9.2 million in 1998 from $5.6 million in 1997. The increase was the result of sales growth both from the base business of prophy products and from the acquisition of Panoramic whose sales were included for the full quarter.

 GROSS PROFIT

         Gross profit increased $1.8 million, or 57.3%, to $5.1 million in 1998 from $3.3 million in 1997. Gross profit benefited from the inclusion of Panoramic and from the increased prophy product sales. Gross margin decreased to 55.9% of net sales in 1998 from 58.4% in 1997. The Company's gross margin decreased as a result of the inclusion of sales of Panoramic products, which carry lower gross margins, and the increased costs incurred in obtaining ISO certification for Young Dental's manufacturing facilities in Missouri and Texas and CE Mark approval for its prophy products.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $1.0 million, or 58.7%, to $2.8 million in 1998 from $1.8 million in 1997. As a percent of net sales, SG&A expenses decreased to 30.3% in 1998 from 31.3% in 1997. SG&A expenses increased primarily due to the inclusion of expenses of Panoramic.

INCOME FROM OPERATIONS
         Income from operations increased $841,000 or 55.6%, to $2.4 million in 1998 from $1.5 million in 1997.

INTEREST EXPENSE
         Interest expense decreased $295,000 to $0 in 1998 from $295,000 in 1997. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November, 1997.

OTHER INCOME (EXPENSE)
         Other income (expense) increased $47,000 to $44,000 in 1998 from ($3,000) in 1997 primarily due to interest income in the 1998 quarter and losses incurred on disposal of assets in the year earlier quarter.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $220,000 for 1998 to $823,000 from $603,000 for 1997 as a result of a 97% increase in the income before income taxes versus the year earlier period.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES
         Net sales increased $4.2 million, or 34.6%, to $16.3 million in 1998 from $12.1 million in 1997. The increase was primarily attributable to the inclusion of sales of Panoramic (acquired on February 27, 1998) and the remaining increase was the result of higher sales of prophy products.

 GROSS PROFIT

        Gross profit increased $2.1 million, or 29.9%, to $9.2 million in 1998 from $7.1 million in 1997. Gross profit benefited from the acquisition of Panoramic and from the increased prophy product sales. Gross margin decreased to 56.6% of net sales in 1998 from 58.6% in 1997. The Company's gross margin decreased as a result of the inclusion of sales of Panoramic products, which carry lower gross margins. The increased costs incurred in obtaining ISO certification for Young Dental's manufacturing facilities in Missouri and Texas and CE Mark approval for its prophy products were offset by production improvements in the Denticator facility.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $1.2 million, or 33.0%, to $4.9 million in 1998 from $3.7 million in 1997. As a percent of net sales, SG&A expenses decreased to 29.9% in 1998 from 30.3% in 1997. SG&A expenses increased primarily due to the inclusion of expenses of Panoramic.

INCOME FROM OPERATIONS
         Income from operations increased $1.0 million or 26.7%, to $4.4 million in 1998 from $3.4 million in 1997.

INTEREST EXPENSE
         Interest expense decreased $602,000 to $0 in 1998 from $602,000 in 1997. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November, 1997.

OTHER INCOME (EXPENSE)
         Other income (expense) increased $203,000 to $205,000 in 1998 from $2,000 in 1997 primarily due to interest income and gains on the disposal of assets versus losses on disposal of assets in the year earlier period.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $676,000 for 1998 to $1.8 million from $1.1 million for 1997 as a result of a 61% increase in the income before income taxes versus the year earlier period and an effective tax rate of 38.4% versus 38.0% in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES
    On February 27, 1998, the Company acquired the net assets of Panoramic in Fort Wayne, Indiana. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The purchase price was financed principally through cash from the remaining net proceeds of the Company's initial public offering.

    Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $3.7 million for the six months ended June 30, 1998 compared to $2.4 million for the six months ended June 30, 1997. Capital expenditures for property, plant and equipment were $377,000 for the six months ended June 30, 1998 in line with the Company's estimates for the year. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems.

    On May 30, 1997, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") filed a Petition against Young Dental in the Circuit Court for the City of St. Louis, Missouri (the "Current Action"). The Current Action results from an action brought in 1993 by Young Dental against the Adverse Parties in the Federal District Court for the Eastern District of Missouri (the "Prior Action"), alleging, among other things, patent infringement and misappropriation of trade secrets. The Prior Action was resolved in favor of the Adverse Parties. In the Current Action, consisting of three counts alleging malicious prosecution, three counts alleging abuse of process and three counts alleging tortious interference with business expectancy related to the Prior Action, the Adverse Parties seek actual damages in unspecified amounts in excess of $25,000 and, in a separate count, seek punitive damages. The Adverse Parties seek to recover their attorneys' fees incurred in the Prior Action, which they claim to exceed $730,000. They also allege that their damages include lost profits, and estimate that their lost profits range between $4.5 million and $18 million. While the Current Action, which is scheduled for trial in late 1998, is still in the discovery stage and there can be no assurance as to its outcome, based upon advice of legal counsel, the Company believes it has defenses to each of plaintiffs' claims and intends to continue to defend the Current Action vigorously.

    The Internal Revenue Service (the "IRS") examined Lorvic's federal income tax returns for the years ended March 31, 1992 through 1995, and proposed deficiencies in federal income taxes for those years in an aggregate amount of $766,000 due to the classification of certain intangible assets. Lorvic filed petitions with the United States Tax Court contesting these proposed deficiencies and the matter was tried in January 1998. In August 1998, the Tax Court entered its findings of fact and opinion that Lorvic's valuation of the intangible assets should be reduced by 25%. The IRS is now required to recalculate the deficiencies based upon the Tax Court's findings and opinion and, if neither party files an appeal, the decision will become final. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic are responsible for the settlement of this matter to the extent of $700,000 held in an escrow fund, together with earnings thereon, plus an additional $200,000 to cover any interest and penalties related to such matters. The Company believes the escrowed amounts will be sufficient to satisfy these deficiencies in full for all affected years.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT
    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

        Number           Description
        --------         --------------
          27             Financial Data Schedule

    (b) Reports on Form 8-K.

        One report on Form 8-K/A was filed by the Company during the quarter ended June 30, 1998. The purpose of this report, filed on May 12, 1998, was to submit financial statements of Panoramic required by Item 7 (a) and pro forma financial information required by Item 7 (b).This report was an amendment to the report on Form 8-K dated February 27, 1998 in which the Company announced that it had acquired the assets and assumed certain liabilities of Panoramic.











Signature
---------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                YOUNG INNOVATIONS, INC.

August 14, 1998                                 /s/ Michael W. Eggleston
--------------------                            ---------------------------
Date                                            Michael W. Eggleston
                                                Vice President, Treasurer and
                                                Chief Financial Officer