Form 10-Q
period 1998-09-30
YOUNG INNOVATIONS INC
filed 1998-11-13
CIK 949874

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.......... to .........

Commission file number  000-23213

                             YOUNG INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Missouri                                        43-1718931
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


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

Yes ...X... No ........


Number of shares outstanding of the Registrant's Common Stock at October 31, 1998:
6,772,796 shares of Common Stock, par value $.01 per share

                                     PART 1
                              FINANCIAL INFORMATION

 Item 1. Financial Statements

                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          SEPTEMBER 30    DECEMBER 31
                                                                              1998           1997
                                                                              ----           ----
                                                                           (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $  2,533       $ 12,761
     Trade accounts receivable, net of allowance for doubtful accounts
          of $165 and $80, respectively                                       4,386          2,774
     Inventories                                                              3,318          2,239
     Other current assets                                                     2,732          1,316
                                                                           --------       --------
     Total current assets                                                    12,969         19,090
                                                                           --------       --------

PROPERTY, PLANT AND EQUIPMENT                                                11,646          7,441
                                                                           --------       --------
MARKETABLE SECURITIES                                                            --            100
                                                                           --------       --------
OTHER ASSETS                                                                    665            656
                                                                           --------       --------
INTANGIBLE ASSETS                                                            28,370         18,142
                                                                           --------       --------

          Total assets                                                     $ 53,650       $ 45,429
                                                                           ========       ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Revolving line of credit
                                                                                 --             --
     Current maturities of long-term debt
                                                                                 --             --
     Accounts payable and accrued liabilities                              $  5,687       $  2,715
                                                                           --------       --------
          Total current liabilities                                           5,687          2,715
                                                                           --------       --------

LONG-TERM DEBT
                                                                                 --             --
                                                                           --------       --------
NONCURRENT LIABILITIES                                                          450            456
                                                                           --------       --------
DEFERRED INCOME TAXES                                                         1,050          1,050
                                                                           --------       --------

STOCKHOLDERS' EQUITY:
     Common stock, voting, $.01 par value, 25,000,000 shares authorized,
          6,772,796 and 6,710,296 shares issued and outstanding in 1998
          and 1997, respectively                                                 68             67
     Additional paid-in capital                                              26,083         25,131
     Unrealized gain on marketable securities, net of tax                        --              9
     Retained earnings                                                       20,621         16,310
     Common stock in treasury, at cost, 39,914 and 39,914 shares               (309)          (309)
                                                                           --------       --------

          Total stockholders' equity                                         46,463         41,208
                                                                           --------       --------

          Total liabilities and stockholders' equity                       $ 53,650       $ 45,429
                                                                           ========       ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (unaudited)


                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30         SEPTEMBER 30
                                                          --------------------  --------------------
                                                             1998       1997        1998        1997
                                                             ----       ----        ----        ----
NET SALES                                                 $ 9,282    $ 6,077    $ 25,625    $ 18,214
COST OF GOODS SOLD                                          4,306      2,324      11,400       7,343
                                                          -------    -------    --------    --------
               Gross profit                                 4,976      3,753      14,225      10,871
SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                             2,589      1,813       7,479       5,490
                                                          -------    -------    --------    --------
               Income from operations                       2,387      1,940       6,746       5,381
                                                          -------    -------    --------    --------
OTHER INCOME (EXPENSE)
       Interest expense                                        --       (293)         --        (895)
       Other income (expense), net                             57         15         262          17
                                                          -------    -------    --------    --------
                                                               57       (278)        262        (878)
                                                          -------    -------    --------    --------
               Income before provision for income taxes     2,444      1,662       7,008       4,503
PROVISION FOR INCOME TAXES                                    941        638       2,695       1,716
                                                          -------    -------    --------    --------
               Net income                                 $ 1,503    $ 1,024    $  4,313    $  2,787
                                                          =======    =======    ========    ========

BASIC EARNINGS PER SHARE                                  $  0.22       0.23    $   0.64    $   0.63
                                                          =======    =======    ========    ========

DILUTED EARNINGS PER SHARE                                $  0.22       0.23    $   0.63    $   0.63
                                                          =======    =======    ========    ========

BASIC WEIGHTED AVERAGE SHARES
       OUTSTANDING                                          6,773      4,410       6,759       4,410
                                                          =======    =======    ========    ========

DILUTED WEIGHTED AVERAGE SHARES
       OUTSTANDING                                          6,808      4,410       6,808       4,410
                                                          =======    =======    ========    ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                                 1998             1997
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                               $  4,313          $ 2,787
                                                              --------          -------
     Adjustments to reconcile net income to cash flows from
         operating activities:
     Depreciation and amortization                               1,444              939
     Loss (gain) on sale of property, plant and equipment          (23)               5
     Deferred income taxes                                          --               --
     Changes in assets and liabilities:
         Trade accounts receivable                                (650)             713
         Inventories                                              (464)            (581)
         Other current assets                                     (405)            (322)
         Other assets                                              630               24
         Accounts payable and accrued liabilities                 (345)             (29)
     Other                                                          --             (523)
                                                              --------          -------
             Total adjustments                                     187              226
                                                              --------          -------
             Net cash flows from operating activities            4,500            3,013
                                                              --------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments for acquisitions, net of cash acquired           (13,875)              --
     Purchases of property, plant and equipment                   (920)            (508)
     Proceeds from sale of property, plant and equipment            14               33
     Purchases of marketable securities                             --               --
     Proceeds from marketable securities                           100              102
     Payments on notes receivable                                   --               10
                                                              --------          -------
             Net cash flows from investing activities          (14,681)            (363)
                                                              --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Equity issuance costs                                         (47)              --
     Reissuance of common stock in treasury                         --               15
     Payments of long-term debt                                     --           (2,663)
     Change in revolving line of credit                             --               (2)
                                                              --------          -------
             Net cash flows from financing activities              (47)          (2,650)
                                                              --------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (10,228)              --
CASH AND CASH EQUIVALENTS, beginning of period                  12,761               98
                                                              --------          -------

CASH AND CASH EQUIVALENTS, end of period                      $  2,533          $    98
                                                              ========          =======


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                    (Dollars in thousands, except share data)
GENERAL

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998 (unaudited), the unaudited results of operations for the three and nine months ended September 30, 1998 and September 30, 1997 and the unaudited statement of cash flows for the nine months ended September 30, 1998 and September 30, 1997. The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the financial statements and the footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

    The excess of purchase price over the estimated fair value of net assets acquired was $10,744 , is comprised of goodwill and a non-compete covenant and is being amortized over 40 and 2 years, respectively.The purchase price allocation is as follows:


        Trade accounts receivable.................................         $865
        Inventories...............................................          637
        Other current assets......................................          163
        Property, plant and equipment.............................        4,040
        Other assets..............................................           20
        Intangible assets (goodwill and non-compete covenant)            10,744

        Current liabilities.......................................       (1,550)
        Noncurrent liability......................................          (44)
                                                                         ------
        Payments, cash ($13,875) and stock ($1,000)...............      $14,875
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




                                                                     NINE MONTHS        NINE MONTHS
                                                                        ENDED              ENDED
                                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                                        1998               1997
                                                                        ----               ----

                                                                     (Unaudited)        (Unaudited)

                 Net sales.......................................   $   27,049         $   24,777
                 Net income......................................        4,331              3,274
                 Basic and diluted earnings per share............          .64                .73



4. INVENTORIES:

    Inventories consist of the following:

                                                                          SEPTEMBER 30        DECEMBER 31
                                                                               1998              1997
                                                                               ----              ----

                Finished products......................................      $ 1,003            $ 824
                Work in process........................................        1,392              975
                Raw materials and supplies.............................          948              543
                                                                             -------          -------
                                                                               3,343            2,342
                Reserve for obsolete and excess inventories............          (25)            (103)
                                                                             -------          -------
                     Total inventories.................................      $ 3,318          $ 2,239
                                                                             =======          =======




5. COMMON STOCK:

    The Company issued $1,000 (62,500 shares) of its common stock on February 27, 1998 as part of the consideration for the acquisition of the assets and liabilities of Panoramic (see Note 3).


6. STOCK OPTIONS:

    The Company granted to four former Panoramic employees, who are currently employees of the Company, stock options to purchase 40,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on February 27, 1998, the date of closing and the date of the grant. Each of the options first become exercisable as to 25% of the shares subject to the options on February 27, 1999, and becomes exercisable as to an additional 25% on February 27 of each year from 2000 to 2002.These options expire in ten years from the grant date or, in the event of termination of employment, at the election of the Company, upon: (i) a cash payment of the amount by which the fair value of the options exceeds the exercise price for such options; or (ii) the execution of a consulting agreement in which case the options terminate upon the termination of the consulting agreement.

    A summary of the options outstanding and exercisable at September 30, 1998 is as follows:


                                                                                                     WEIGHTED
                                                                                    RANGE OF         AVERAGE
                                                                                    EXERCISE         EXERCISE
                                                                   SHARES            PRICES           PRICE
                                                                   ------            ------           -----
         Outstanding, beginning of year......................     234,600       $12.00--$13.50      $12.03
         Granted.............................................      53,000       $15.00--$17.50       $16.86
         Exercised...........................................         --              --                --
         Forfeited...........................................      23,600          $12.00            $12.00
         Outstanding, nine months ended September 30, 1998...     264,000       $12.00--$17.50       $13.00
         Exercisable, nine months ended September 30, 1998...      35,000       $12.00--$17.50       $13.00



     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan.


7. EARNINGS PER SHARE:

    During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For the third quarter ended September 30,1998, the weighted average shares outstanding during the period of 6,772,796, used for Basic EPS, was increased by the dilutive impact of stock options of 35,412, for a total of 6,808,208 shares used for Diluted EPS. For the nine months ended September 30,1998, the weighted average shares outstanding during the period of 6,759,060, used for Basic EPS, was increased by the dilutive impact of stock options of 48,558, for a total of 6,807,618 shares used for Diluted EPS.


8. SUPPLEMENTARY EARNINGS PER SHARE:

     Assuming the Company's revolving line of credit and long-term borrowings were retired as of January 1, 1997, supplementary earnings per share (unaudited) would be $.21 and $.58 for the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively, reflecting the elimination of interest expense, net of income taxes. Supplementary earnings per share assumes weighted average shares outstanding (pre-public) plus shares representing those shares of common stock sold at the initial public offering price, the application of the net proceeds therefrom sufficient to retire the average outstanding borrowings for the three months ended September 30, 1997 and the nine months ended September 30, 1997.


9. RELATED-PARTY TRANSACTIONS:

In connection with the acquisition of Denticator on July 22, 1996,an employment agreement (the Agreement) with Denticator's President and Chief Executive Officer (the Individual) was executed. The Agreement provided for the delivery of common stock worth $800.On April 6,1998, the Company agreed to an amendment (the Amendment) to the Agreement. The Amendment required the Company to pay cash in lieu of common stock in the amount of $800 on July 22, 1998 to the Individual if the Individual was employed by the Company on that date. On July 22, 1998, the Company made the required cash payment to the Individual. The Company accrued the $800 liability evenly over the two year period and recorded $24 and $100 of compensation expense for the quarters ended September 30, 1998 and September 30,1997, respectively. The Company recorded $224 and $300 of compensation expense for the nine months ended September 30, 1998 and September 30, 1997, respectively. The Agreement provides for a base annual salary of $120, and the Individual has agreed not to compete with the Company for a period of two years after expiration or termination of the Agreement.


10. CONTINGENCIES:

    On August 29, 1998, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") entered into a Settlement Agreement ("Agreement") with Young Dental resolving all issues raised in the litigation filed by the Adverse Parties in the Circuit Court for the City of St. Louis, Missouri described in prior reports filed by the Company with the Securities and Exchange Commission. The litigation has been dismissed with no material effect on the Company's financial position or results of operations.

    In September, 1998 the Internal Revenue Service ("IRS") recalculated the federal income tax deficiencies related to the federal income tax returns of Lorvic Holdings, Inc. ("Lorvic") for the years ended March 31, 1992 through 1995 based upon the United States Tax Court's ("Court") findings and opinion filed in August, 1998. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic were responsible for the settlement of this matter to the extent of amounts held in an escrow fund. The escrowed amounts were sufficient to satisfy these deficiencies in full for all affected years; the deficiencies will have no adverse effect on the Company's financial position or results of operations.


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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES
         Net sales increased $3.2 million, or 52.7%, to $9.3 million in 1998 from $6.1 million in 1997. The increase was the result primarily of the inclusion of Panoramic sales and additionally of the sales growth from the base business of prophy products.

GROSS PROFIT
         Gross profit increased $1.2 million, or 32.6%, to $5.0 million in 1998 from $3.8 million in 1997. Gross profit benefited from the inclusion of Panoramic and the increased prophy product sales. Gross margin decreased to 53.6% of net sales in 1998 from 61.8% in 1997. The Company's gross margin decreased as a result of sales of Panoramic products, which carry lower gross margins, and the increased costs incurred in the transfer and consolidation of the majority of the manufacturing of the Denticator product line from California to Missouri.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $776,000, or 42.8%, to $2.6 million in 1998 from $1.8 million in 1997. As a percent of net sales, SG&A expenses decreased to 27.9% in 1998 from 29.8% in 1997. SG&A expenses increased primarily due to the inclusion of expenses of Panoramic.

INCOME FROM OPERATIONS
         Income from operations increased $447,000 or 23.0%, to $2.4 million in 1998 from $1.9 million in 1997.

INTEREST EXPENSE
         Interest expense decreased $293,000 to $0 in 1998 from $293,000 in 1997. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November, 1997.

OTHER INCOME (EXPENSE)
         Other income (expense) increased $42,000 to $57,000 in 1998 from $15,000 in 1997 primarily due to interest income in the 1998 quarter.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $303,000 for 1998 to $941,000 from $638,000 for 1997 as a result of a 47% increase in the income before income taxes versus the year earlier period.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES
         Net sales increased $7.4 million, or 40.7%, to $25.6 million in 1998 from $18.2 million in 1997. The increase was primarily attributable to the inclusion of sales of Panoramic (acquired on February 27, 1998), and the remaining increase was the result of higher sales of prophy products.

GROSS PROFIT
         Gross profit increased $3.3 million, or 30.9%, to $14.2 million in 1998 from $10.9 million in 1997. Gross profit benefited from the acquisition of Panoramic and from the increased prophy product sales. Gross margin decreased to 55.5% of net sales in 1998 from 59.7% in 1997. The Company's gross margin decreased as a result of the inclusion of sales of Panoramic products, which carry lower gross margins.The increased costs incurred in the transfer and consolidation of the majority of the manufacturing of the Denticator product line from California to Missouri as well as the attainment of ISO certification for Young Dental's manufacturing facilities in Missouri and Texas and CE Mark approval for its prophy products contributed to the gross margin decrease.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $2.0 million, or 36.2%, to $7.5 million in 1998 from $5.5 million in 1997. As a percent of net sales, SG&A expenses decreased to 29.2% in 1998 from 30.1% in 1997. SG&A expenses increased primarily due to the inclusion of expenses of Panoramic.

INCOME FROM OPERATIONS

         Income from operations increased $1.3 million or 25.4%, to $6.7 million in 1998 from $5.4 million in 1997.

INTEREST EXPENSE
         Interest expense decreased $895,000 to $0 in 1998 from $895,000 in 1997. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November, 1997.

OTHER INCOME (EXPENSE)
         Other income (expense) increased $245,000 to $262,000 in 1998 from $17,000 in 1997 primarily due to interest income and gains on the disposal of assets versus losses on disposal of assets in the year earlier period.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $1.0 million for 1998 to $2.7 million from $1.7 million for 1997 as a result of a 56% increase in the income before income taxes versus the year earlier period and an effective tax rate of 38.4% versus 38.1% in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

     On February 27, 1998, the Company acquired the net assets of Panoramic in Fort Wayne, Indiana. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The purchase price was financed principally through cash from the remaining net proceeds of the Company's initial public offering.

    Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $4.5 million for the nine months ended September 30, 1998 compared to $3.0 million for the nine months ended September 30, 1997. Capital expenditures for property, plant and equipment were $920,000 for the nine months ended September 30, 1998 in line with the Company's estimates for the year. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems.

    On August 29, 1998, two former employees of Young Dental and a corporation formed by them (the "Adverse Parties") entered into a Settlement Agreement ("Agreement") with Young Dental resolving all issues raised in the litigation filed by the Adverse Parties in the Circuit Court for the City of St. Louis, Missouri described in prior reports filed by the Company with the Securities and Exchange Commission. The litigation has been dismissed with no material effect on the Company's financial position or results of operations.

    In September, 1998 the Internal Revenue Service ("IRS") recalculated the federal income tax deficiencies related to the federal income tax returns of Lorvic Holdings, Inc. ("Lorvic") for the years ended March 31, 1992 through 1995 based upon the United States Tax Court's ("Court") findings and opinion filed in August, 1998. In accordance with the stock purchase agreement pursuant to which the Company acquired Lorvic in May 1995, the previous stockholders of Lorvic were responsible for the settlement of this matter to the extent of amounts held in an escrow fund. The escrowed amounts were sufficient to satisfy these deficiencies in full for all affected years; the deficiencies will have no adverse effect on the Company's financial position or results of operations.



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



YEAR 2000 ISSUE

Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "98" for 1998), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and even inoperability could result in the year 2000 and thereafter. In addition, systems not typically regarded as computer systems but used in manufacturing or administrative functions may contain embedded technology so that these systems would be unable to interpret the calendar year 2000 appropriately.

With the objective of minimizing the risk of Year 2000 issues, the Company set up a program to identify the operating systems software, applications software and hardware on its information technology ("IT") computer network; identify the software and equipment of its non-IT systems; and address compliance of its key business partners. The identification of the IT and non-IT systems is complete and the assessment for compliance and any remediation of non-compliance were and are being conducted simultaneously.

With respect to the IT systems, the mainframe operating system and the accompanying business critical applications have been patched and letter certified as Year 2000 compliant by the Company's hardware and software vendors. The personal computers ("PC's"), workstations, servers and PC business applications have been patched and tested per the vendors' instructions and are Year 2000 compliant. Software assessed as not Year 2000 compliant was developed for the Company as part of a customer data base system. The Company is currently working with a vendor to remediate this non-compliance and anticipates that reprogramming or replacement will result in Year 2000 compliance by the second quarter of 1999. With respect to the non-IT systems, the Company has obtained written certification of Year 2000 compliance from its various administrative and manufacturing equipment vendors.

In most cases, existing IT and non-IT software was already Year 2000 compliant or was patched with upgraded versions supplied by the vendors. In a few instances, software was replaced with more current, compliant systems. Due to the nature of the Year 2000 problem, work in the IT and non-IT areas may continue until the Year 2000 if the Company's vendors continue to upgrade their systems with software patches to be installed and tested by the Company.

With respect to key business partners, the Company is in the process of compiling a compliance list based on the receipt of surveys the Company sent to its business partners. The Company is continuing to survey its partners and anticipates completion of this process by the end of the second quarter of 1999.

There has not been a material adverse impact on the Company's operations or financial condition as a result of IT and non-IT projects caused by the Year 2000 issue. The Company has annual maintenance contracts with most of its IT and non-IT vendors, and external costs in the form of vendor software upgrades, patches and testing programs were covered under these contracts. Current year costs have been expensed as those costs have been incurred. The remaining internal and external costs are not expected to materially exceed normal operating expenses, and the Company has not deferred any significant capital expenditures due to its Year 2000 efforts.

The Company has not had an independent review of its Year 2000 risk. The majority of its IT and non-IT systems have already been certified in writing as Year 2000 compliant. The remediation efforts relative to the customer data base software remain on schedule. A reasonably possible worst case scenario would be non-compliance of this software and ultimate replacement that would not have a material adverse impact on the Company's operations or financial condition. With respect to its key business partners, there can be no assurance of their compliance by the end of 1999. A reasonably possible worst case scenario might include these partners being non-compliant which could result in a material disruption of the Company's operations.

The Company has not developed a formal contingency plan for non-compliance of its customer data base software and of its business partners. The Company will continue to closely monitor and assess the progress towards compliance in these areas and will develop a contingency plan by the end of the second quarter of 1999 in the event any areas remain non-compliant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.



                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits.

        Number             Description

          ------           -----------------------
            27             Financial Data Schedule

    (b) Reports on Form 8-K.

        None









Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   YOUNG INNOVATIONS, INC.

November 13, 1998                                  /s/Michael W. Eggleston
-----------------                                  ----------------------------
Date                                               Michael W. Eggleston
                                                   Vice President, Treasurer and
                                                   Chief Financial Officer