Form 10-K405
period 1998-12-31
YOUNG INNOVATIONS INC
filed 1999-03-29
CIK 949874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 26, 1999 (based on the closing sale price of $12.188 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $34,180,478.

     Number of shares outstanding of the Registrant's Common Stock at February 26, 1999:

           6,772,796 shares of Common Stock, par value $.01 per share

     Portions of the Registrant's definitive Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Form 10-K (including, without limitation, Item 1 -- "Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company include, but are not limited to, the effect of economic and market conditions, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the impact of managed care in dentistry, the impact of the consolidation of dental dealers, pricing practices of other professional dental products manufacturers, disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping services.

ITEM 1. BUSINESS.

     Young Innovations, Inc. (the "Company") develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company believes it is the leading manufacturer and distributor of prophylaxis angles and cups (used in teeth cleaning and polishing procedures) and panoramic X-ray equipment in the United States. The Company also offers a line of fluorides, pastes and infection control products used in the dental office.

     The Company was incorporated in July 1995 to serve as the parent company for Young Dental Manufacturing Company ("Young Dental") and The Lorvic Corporation ("Lorvic"). Young Dental acquired Lorvic in May 1995, adding to Young Dental a new line of infection control products as well as chemical engineering and manufacturing expertise. In July 1996, the Company acquired Denticator International, Inc. (Denticator) and its line of popular low-cost disposable prophylaxis angles to complement Young's premium-priced disposable angles. In February 1998, the Company acquired Panoramic Corporation ("Panoramic"), a leading manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States.

     Young Dental was founded in the early 1900's. As one of many small suppliers to the dental profession, Young Dental's strength was manufacturing consistently reliable dental products. As dentistry evolved, Young worked with practicing dentists and academics to identify clinical problems. Young Dental then used its engineering and manufacturing expertise to create solutions to those problems. The Company believes that decades of providing innovative products to meet the evolving needs of the dental profession have earned Young a strong reputation for quality, reliability and value.

     The Company markets its products in several international markets, including Europe, South America, Central America and the Pacific Rim. International sales represented approximately 5.5% of the Company's total net sales in 1998.

     The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

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

     The Company's Prophy Products include several configurations of sealed metal autoclavable prophy angles and several disposable plastic prophy angles designed for single-use. Prophy Products consist of two components: an angle which is attached to and extends from a standard, low-speed dental handpiece and a rubber cup or brush which is attached to the angle and performs the cleaning function. During the prophylaxis process, the cup or brush is filled with abrasive paste, which is applied to the teeth as the prophy cup rotates. The dental professional polishes both the visible portion of the tooth and the subgingival portion (below the gum line). The prophy angle may be a disposable or a reusable instrument; prophy cups and brushes are sold as single-use items. Disposable prophy angles are sold as assembled units with a cup or brush already attached. The Company produces and markets a number of different disposable prophy angles, including both traditional right angle and contra angle configurations. Virtually all of the Company's metal prophy angles are sealed against penetration of matter from patients' mouths (thus reducing the risk of cross-contamination and damage to the prophy angle) and are designed for ease of maintenance. Because such metal prophy angles function optimally only when used with the Company's cups and brushes, most dentists who purchase the Company's metal prophy angles also purchase the Company's cups and brushes.

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

     X-Ray Products. The Company markets a line of dental X-ray equipment under the Panoramic brand name. Panoramic's PC 1000 X-ray machine produces a high quality image of the entire dental arch in one X-ray film. Panoramic's Laser 1000 cephalometric X-ray system allows analysis of the exact relationship of various anatomical reference points of the patient's anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. The device is used by oral surgeons to detect pathology and also to determine bone and teeth alignment before and after surgery.

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

MARKETING AND DISTRIBUTION

     The Company markets its full line of products to dental professionals worldwide using a network of medical and dental product distributors. The Company actively supports its distributor relationships with Company sales personnel in the United States, independent sales representatives in Canada and exclusive sales representatives in 11 countries outside of North America. The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company which accounted for 17.4%, and 13.1%, respectively, of the Company's sales in 1998. The Company has no formal agreements with its distributors which generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. The Company's product development, manufacturing and marketing capabilities and its relationships with distributors allow the Company to provide a broad range of high quality, innovative and reliable products to dental professionals. Additionally, these capabilities and relationships enable the Company to quickly and efficiently offer new products or product extensions to its existing customer base and new markets. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

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

PRODUCT DEVELOPMENT

     The Company's engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company's manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed the contra disposable prophy angle to improve the ease with which dental professionals can reach and clean patients' teeth. The Company believes that the contra disposable prophy angle improves access to the oral cavity thereby reduces the risk of carpal tunnel syndrome by reducing the flexion of dental hygienists' wrists during prophy procedures. Additionally, many of the new products or product improvements developed by the Company are patented.

     All of Young Dental's disposable prophy angles have been developed since 1990. In February 1998, with the acquisition of Panoramic, the Company added a line of dental x-ray equipment to its product offerings. In 1998, the Company introduced a line of prophy paste under the Denticator brand name and a line of latex-free disposable prophy angles under the Young brand name.

     In addition to its Prophy Product development efforts, the Company actively seeks to introduce new and innovative products in other components of the professional dental product market.

MANUFACTURING AND SUPPLY

     The Company manufactures virtually all of its products other than X-ray equipment. The consolidation of the Company's two St. Louis facilities into the expanded Earth City facility, which was substantially completed in December 1996, provides the Company with sufficient manufacturing capacity for anticipated growth in the foreseeable future. The Company contracts for the assembly of a substantial portion of its disposable prophy angles in Mexico.

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

     Pastes, Liquids and Gels. The Company blends and mixes all of its pastes, liquids and gels at the Earth City facility. The Company owns equipment used to form and dye-cut expanded polyethylene foam and to dye-cut extruded plastic into finished products and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

     X-Ray Equipment. Panoramic's X-ray equipment is manufactured and assembled by a contract manufacturer at Panoramic's premises in Fort Wayne, Indiana. The contract manufacturer supplies labor, purchases most components and performs administrative and logistical functions associated with the production of the machines. Panoramic owns all of the tooling, engineering documentation and assembly fixtures used in the process. Panoramic manufactures its own X-ray generators.

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

COMPETITION

     The Company competes with manufacturers of both branded and private label dental products in each of the markets it serves. According to Strategic Dental Marketing, Inc., an independent market research firm, the Company had the largest domestic market share of distributor sales in Prophy Products during 1997 and 1998.

     The Company believes that dental professionals place major importance on the proven reliability of the Company's products and are generally not price-sensitive. Young Dental and Lorvic compete on the basis of the quality and reliability of their products as well as their reputations. As a result, Young Dental and Lorvic typically charge premium prices for their products. By contrast, Denticator's and Panoramic's products are targeted to more price-sensitive dental service providers. Panoramic competes with seven competitors, six of which are foreign manufacturers.

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

EMPLOYEES

     As of December 31, 1998, the Company employed approximately 200 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

     The Company's facilities are as follows:

           DESCRIPTION               SQUARE FEET           LOCATION                  OWNED/LEASED
           -----------               -----------           --------                  ------------
Corporate Headquarters and             54,000       Earth City, Missouri
  Manufacturing..................                                             Owned
Manufacturing....................      12,000       Brownsville, Texas        Owned
Manufacturing....................      21,000       Sacramento, California    Lease expires December 31,
                                                                              2001; the Company has an
                                                                              option to purchase the
                                                                              property
Office and Manufacturing.........      28,000       Fort Wayne, Indiana       Owned

     The Company believes that its facilities are generally in good condition and are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock began trading on the Nasdaq National Market on November 5, 1997 under the symbol of "YDNT." The following table sets forth the high and low closing prices of the Common Stock as reported by the Nasdaq National Market.

                                                                  MARKET PRICE
                                                                ----------------
                          QUARTER                                HIGH      LOW
                          -------                                ----      ---
1997
Fourth......................................................    $18       $13
1998
First.......................................................    $18       $14
Second......................................................    $16.50    $14.75
Third.......................................................    $16       $12
Fourth......................................................    $14.25    $12

     On February 26, 1999, there were approximately 32 holders of record of the Company's Common Stock.

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

     The Company completed its initial public offering of 2,300,000 shares of its common stock on November 10, 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25.2 million. The sale of such shares was made pursuant to a Registration Statement on Form S-1 (File No. 333-34971) which was declared effective on November 4, 1997. The Company used $13.2 million of the proceeds to repay borrowings under the Revolving Credit and Term Loan Agreement dated July 22, 1996 between the Company and NationsBank, N.A., and the balance of $12.0 million to provide a portion of the $13.9 million used by the Company to purchase the assets of Panoramic and repay Panoramic's indebtedness.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                   1994      1995(1)    1996(2)     1997      1998(3)(4)
                                                   ----      -------    -------     ----      ----------
INCOME STATEMENT DATA:
Net sales.....................................    $12,036    $17,496    $21,580    $24,986     $36,595
Cost of goods sold............................      5,457      7,379      9,470     10,129      16,467
                                                  -------    -------    -------    -------     -------
Gross profit..................................      6,579     10,117     12,110     14,857      20,128
Selling, general and administrative
  expenses....................................      3,063      4,494      5,790      7,333      10,623
                                                  -------    -------    -------    -------     -------
Income from operations........................      3,516      5,623      6,320      7,524       9,505
Interest expense and other, net...............         65        421      1,097        876        (326)
                                                  -------    -------    -------    -------     -------
Income before provision for income taxes......      3,451      5,202      5,223      6,648       9,831
Provision for income taxes....................      1,270      2,044      1,955      2,538       3,782
                                                  -------    -------    -------    -------     -------
Net income....................................    $ 2,181    $ 3,158    $ 3,268    $ 4,110     $ 6,049
                                                  =======    =======    =======    =======     =======
Basic earnings per share......................    $  0.49    $  0.71    $  0.74    $  0.86     $  0.89
                                                  =======    =======    =======    =======     =======
Basic weighted average common shares
  outstanding.................................      4,450      4,450      4,444      4,775       6,763
Diluted earnings per share....................    $  0.49    $  0.71    $  0.74    $  0.86     $  0.89
                                                  =======    =======    =======    =======     =======
Diluted weighted average common shares
  outstanding.................................      4,450      4,450      4,444      4,782       6,805

                                                                 YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------
                                                   1994      1995(1)    1996(2)     1997      1998(3)(4)
                                                   ----      -------    -------     ----      ----------
BALANCE SHEET DATA:
Working capital (deficit).....................    $ 1,559    $(3,111)   $(5,772)   $16,375     $10,100
Total assets..................................      7,711     22,107     32,481     45,429      54,744
Total debt (including current maturities).....        472     10,773     16,406         --          --
Stockholders' equity..........................      5,253      7,121     10,311     41,208      48,201

-------------------------
(1) On May 5, 1995, the Company acquired Lorvic. The income statement data for the year ended December 31, 1995 include results of operations for Lorvic from May 5, 1995 through December 31, 1995. The balance sheet data as of December 31, 1995 include Lorvic as of that date.

(2) On July 22, 1996, the Company acquired Denticator. The income statement data for the year ended December 31, 1996 include results of operations for Denticator from July 22, 1996 through December 31, 1996. The balance sheet data as of December 31, 1996 include Denticator as of that date.

(3) On February 27, 1998, the Company acquired Panoramic. The income statement data for the year ended December 31, 1998 include results of operations for Panoramic from February 27, 1998 through December 31, 1998. The balance sheet data as of December 31, 1998 include Panoramic as of that date.

(4) Weighted average common shares outstanding increased from 1997 to 1998 as a result of the issuance of 2.3 million shares in connection with the Company's initial public offering in November, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company believes it is the leading manufacturer and distributor of prophylaxis angles and cups

(used in teeth cleaning and polishing procedures) and panoramic X-ray equipment in the United States. The Company also offers a line of fluorides, pastes and infection control products used in the dental office.

     The principal components of the Company's growth strategy are to continuously improve its manufacturing processes, to develop innovative new products and to complete strategic acquisitions. In order to help fund the Company's strategy for growth, the Company completed an initial public offering of 2.3 million shares of its common stock in November 1997, resulting in net proceeds of $25.2 million. The Company used the proceeds to repay debt incurred with previous acquisitions and to fund strategic future acquisitions. Since 1996, the Company has successfully completed two acquisitions. On July 22, 1996, the Company acquired the net assets of Denticator for $7.6 million cash plus an obligation to provide approximately $.9 million of the Company's products to a certain customer at market value. As of December 31, 1998, all of these products had been delivered under the obligation. On February 27, 1998, the Company acquired the assets of Panoramic for $13.9 million cash plus 62,500 shares of the Company's common stock and assumed approximately $3.9 million of Panoramic's liabilities, of which $2.6 million was repaid at closing.

     The acquisitions of Denticator and Panoramic were accounted for using the purchase method of accounting and the results of operations of both companies have been included in the financial statements of the Company from the dates of acquisition. The excess of the purchase prices over the estimated fair values of the net assets acquired resulted in goodwill of $7.6 million and $10.4 million, respectively, which is being amortized over 40 years from the dates of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                ----     ----     ----
Net sales...................................................    100.0%   100.0%   100.0%
Cost of goods sold..........................................     43.9     40.5     45.0
                                                                -----    -----    -----
Gross Profit................................................     56.1     59.5     55.0
Selling, general and administrative expenses................     26.8     29.4     29.0
                                                                -----    -----    -----
Income from operations......................................     29.3     30.1     26.0
Interest expense and other, net.............................      5.1      3.5      (.9)
                                                                -----    -----    -----
Income before income taxes..................................     24.2     26.6     26.9
Provision for income taxes..................................      9.1     10.2     10.4
                                                                -----    -----    -----
Net income..................................................     15.1%    16.4%    16.5%
                                                                =====    =====    =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Net sales increased $11.6 million, or 46.5%, to $36.6 million in 1998 from $25.0 million in 1997. The increase was primarily attributable to the inclusion of sales of Panoramic (acquired on February 28, 1998). The balance of the increase was due to higher sales of prophy products during 1998 as compared to 1997 sales levels.

     Gross Profit. Gross profit increased $5.2 million, or 35.5%, to $20.1 million in 1998 from $14.9 million in 1997. Gross profit was favorably impacted by the acquisition of Panoramic and by the increased prophy product sales. Gross margin decreased to 55.0% of net sales in 1998 from 59.5% in 1997. This decrease was due to the inclusion of lower margin sales of Panoramic products. The following factors also contributed to the decrease in the gross margin percentage: 1) the costs incurred in the transfer and consolidation of the majority of the manufacturing operations of the Denticator product line from California to Missouri, 2) the costs incurred in obtaining ISO certification for the Company's manufacturing facilities in Missouri and Texas, and 3) the costs incurred in obtaining European Conformity (CE) Mark approval for the Company's prophy products.

     Selling, General, and Administrative Expenses ("SG&A"). SG&A expenses increased $3.3 million, or 44.9%, to $10.6 million in 1998 from $7.3 million in 1997 primarily due to the inclusion of expenses of Panoramic. As a percent of net sales, SG&A expenses decreased to 29.0% in 1998 from 29.4% in 1997.

     Income from Operations. Income from operations increased $2.0 million or 26.3%, to $9.5 million in 1998 from $7.5 million in 1997 as a result of the factors explained above.

     Interest Expense. Interest expense decreased from $1.0 million in 1997 to $0 in 1998. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November, 1997.

     Other Expense (Income). Other expense (income) increased $186,000 to $(326,000) in 1998 from $(140,000) in 1997 primarily due to higher interest income and gains on the disposal of assets in 1998 as compared to 1997.

     Provision for Income Taxes. Provision for income taxes increased $1.3 million in 1998 to $3.8 million from $2.5 million for 1997 primarily as a result of higher taxable income.

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

     Other Expense (Income). Other expense (income) increased $263,000 to $(140,000) in 1997 from $123,000 in 1996 primarily due to inclusion in 1996 of a write-off of deferred initial public offering costs expensed as a result of the Company withdrawing its registration statement in 1996 with respect to its proposed public offering in 1995.

     Provision for Income Taxes. Provision for income taxes increased $583,000 for 1997 to $2.5 million from $2.0 million for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     On February 27, 1998, the Company acquired the net assets of Panoramic. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The acquisition was principally financed with cash remaining from the net proceeds of the Company's initial public offering.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $6.4 million, $4.5 million, and $4.5 million for 1998, 1997 and 1996, respectively. Capital expenditures for property, plant and equipment were $1.1 million, $.7 million, and $3.2 million in 1998, 1997 and 1996, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The Company is required to adopt this statement no later than the beginning of fiscal year 2000. The adoption of this statement is not expected to have an impact on operating results, statement of financial position or cash flows, as the Company does not currently invest in derivative instruments.

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

     With respect to the IT systems, the mainframe operating system and the accompanying business critical applications have been patched and letter certified as Year 2000 compliant by the Company's hardware and software vendors. The personal computers ("PC's"), workstations, servers and PC business applications have been patched and tested per the vendors' instructions and are Year 2000 compliant. The Company has a customer data base system which is not currently Year 2000 compliant. This database is used to track customer information and is not linked to any accounting system. The Company has contracted with a vendor to remediate this non-compliance and expects this to be completed by the end of the third quarter 1999 for less than $25,000. In the event this is not completed, no information will be lost or unusable, it will simply be presented in a different format. With respect to the non-IT systems, the Company has obtained written certification of Year 2000 compliance from its various administrative and manufacturing equipment vendors.

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

     With respect to key business partners, the Company is in the process of compiling a compliance list based on the receipt of surveys the Company sent to its business partners. The Company is continuing to survey its partners during 1999.

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

     The Company will continue to closely monitor and assess the progress toward compliance. The Company has spent less than $50,000 on its Year 2000 compliance efforts, and expects to spend approximately an additional $25,000 by October 31, 1999 to complete the program. In the event that any of the Company's customers, distributors, suppliers or vendors is not Year 2000 compliant and experience an interruption in service that has a material adverse effect on the Company, the Company will pursue alternative sources of supply or methods of distribution to our customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

     We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. (a Missouri corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 2, 1999

                             YOUNG INNOVATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              December 31
                                                                                        -----------------------
                                                                                           1998       1997

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................................   $  4,337    $ 12,761
   Trade accounts receivable, net of allowance for doubtful accounts of $184 and $80,
     respectively ...................................................................      5,742       2,774
   Inventories ......................................................................      3,030       2,239
   Other current assets .............................................................      1,677       1,316
                                                                                        --------    --------
           Total current assets .....................................................     14,786      19,090
                                                                                        --------    --------
PROPERTY, PLANT AND EQUIPMENT .......................................................     11,713       7,441
                                                                                        --------    --------
MARKETABLE SECURITIES ...............................................................         --         100
                                                                                        --------    --------
OTHER ASSETS ........................................................................        282         656
                                                                                        --------    --------
INTANGIBLE ASSETS ...................................................................     27,963      18,142
                                                                                        --------    --------
           Total assets .............................................................   $ 54,744    $ 45,429
                                                                                        ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities .........................................   $  4,686    $  2,715
                                                                                        --------    --------
           Total current liabilities ................................................      4,686       2,715
                                                                                        --------    --------
NONCURRENT LIABILITIES ..............................................................         --         456
                                                                                        --------    --------
DEFERRED INCOME TAXES ...............................................................      1,857       1,050
                                                                                        --------    --------
STOCKHOLDERS' EQUITY:
   Common stock, voting, $.01 par value, 25,000,000 shares authorized, 6,772,796 and
     6,710,296 shares issued and outstanding in 1998 and 1997, respectively .........         68          67
   Additional paid-in capital .......................................................     26,083      25,131
   Unrealized gain on marketable securities, net of tax..............................         --           9
   Retained earnings ................................................................     22,359      16,310
   Common stock in treasury, at cost, 39,914 shares .................................       (309)       (309)
                                                                                        --------    --------
           Total stockholders' equity ...............................................     48,201      41,208
                                                                                        --------    --------
           Total liabilities and stockholders' equity ...............................   $ 54,744    $ 45,429
                                                                                        ========    ========




        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                Years Ended December 31
                                                     ---------------------------------------------
                                                          1998           1997           1996
                                                          ----           ----           ----

NET SALES .........................................   $    36,595    $    24,986    $    21,580
COST OF GOODS SOLD ................................        16,467         10,129          9,470
                                                      -----------    -----------    -----------
           Gross profit ...........................        20,128         14,857         12,110
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......        10,623          7,333          5,790
                                                      -----------    -----------    -----------
           Income from operations .................         9,505          7,524          6,320
                                                      -----------    -----------    -----------
OTHER EXPENSE (INCOME):
   Interest expense ...............................           --           1,016            974
   Other (income) expense, net ....................         (326)           (140)           123
                                                     -----------     -----------    -----------
                                                            (326)            876          1,097
                                                     -----------     -----------    -----------
           Income before provision for income taxes         9,831          6,648          5,223
PROVISION FOR INCOME TAXES ........................         3,782          2,538          1,955
                                                     ------------    -----------    -----------
           Net income .............................  $      6,049    $     4,110    $     3,268
                                                     ============    ===========    ===========
BASIC EARNINGS PER SHARE ..........................  $        .89    $       .86    $       .74
                                                     ============    ===========    ===========
DILUTED EARNINGS PER SHARE ........................  $        .89    $       .86    $       .74
                                                     ============    ===========    ===========
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING .........     6,762,522      4,775,491      4,444,003
                                                     ============    ===========    ===========
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING .......     6,804,626      4,782,484      4,444,003
                                                     ============    ===========    ===========






        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                           Unrealized
                                             Additional     Gain on                                     Common
                                  Common      Paid-In      Marketable    Comprehensive     Retained    Stock in
                                  Stock       Capital      Securities       Income         Earnings    Treasury    Total
                                  -----       -------      ----------       ------         --------    --------    -----

BALANCE, December 31,
1995.........................   $   42     $   --          $   23                         $  7,056     $   --    $  7,121

     Net income .............       --         --              --         $  3,268           3,268         --       3,268
     Change in unrealized
       gain (loss) on
       marketable
       securities, net of tax       --         --             (11)             (11)             --         --         (11)
                                                                          --------
     Comprehensive income ...                                             $  3,257
                                                                          ========
     Common stock redeemed ..
                                    --         --              --                               --       (329)       (329)
     Common stock in
       treasury, reissued ...       --         --              --                               --          5           5
     Change in shares and
       value of puttable
       common stock .........       --         --              --                              257         --         257
                              --------   --------        --------                         --------   --------    --------
BALANCE, December 31,
 1996 .......................       42         --              12                           10,581       (324)     10,311
     Net income .............       --         --              --         $  4,110           4,110         --       4,110
     Change in unrealized
       gain (loss) on
       marketable
       securities, net of tax       --         --              (3)              (3)             --         --          (3)
                                                                          --------
     Comprehensive income ...                                             $  4,107
                                                                          ========
     Common stock in
       treasury, reissued ...       --         --              --                               --         15          15
     Cancellation of
       puttable common stock         2         --              --                            1,619         --       1,621
     Shares issued in public
       offering .............       23     25,131              --                               --         --      25,154
                              --------   --------        --------                         --------   --------    --------
BALANCE, December 31,
1997 ........................       67     25,131               9                           16,310       (309)     41,208
     Net income .............       --         --              --         $  6,049           6,049         --       6,049
     Change in unrealized
       gain (loss) on
       marketable
       securities, net of tax       --         --              (9)              (9)             --         --          (9)
                                                                          --------
     Comprehensive income ...                                             $  6,040
                                                                          ========
     Additional shares issued        1        999              --                               --         --       1,000
     Equity issuance costs ..       --        (47)             --                               --         --         (47)
                              --------   --------        --------                         --------   --------    --------
BALANCE, December 31,
1998......................... $     68   $ 26,083          $   --                         $ 22,359   $   (309)   $ 48,201
                              ========   ========        ========                         ========   ========    ========




        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Years Ended December 31
                                                                                   -----------------------------------
                                                                                      1998        1997        1996
                                                                                      ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................      $   6,049   $   4,110   $   3,268
                                                                                    ---------   ---------   ---------
   Adjustments to reconcile net income to cash flows from operating activities-
       Depreciation and amortization..........................................          1,698       1,280         779
       Deferred income taxes..................................................            661          43         279
       Gain on sale of equipment..............................................            (13)         (5)       (219)
       Changes in assets and liabilities-
         Trade accounts receivable............................................         (2,103)        433        (511)
         Inventories..........................................................           (154)       (447)        196
         Other current assets.................................................           (198)       (117)       (327)
         Other assets.........................................................            (58)         24         445
         Accounts payable and accrued liabilities.............................            560        (854)        563
                                                                                   ----------  ----------  ----------
           Total adjustments..................................................            393         357       1,205
                                                                                   ----------  ----------  ----------
           Net cash flows from operating activities...........................          6,442       4,467       4,473
                                                                                   ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions, net of cash acquired............................        (13,875)         --      (7,566)
   Purchases of property, plant and equipment.................................         (1,058)       (714)     (3,152)
   Proceeds from sale of property, plant and equipment........................             14          33         802
   Proceeds from sale of marketable securities................................            100         104         204
   Payments on notes receivable...............................................             --          10          18
                                                                                   ----------  ----------  ----------
           Net cash flows from investing activities...........................        (14,819)       (567)     (9,694)
                                                                                   ----------- ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Initial Public Offering......................................             --      25,154          --
   Borrowings from long-term debt.............................................             --          --      12,000
   Payments of long-term debt.................................................             --     (11,136)     (8,978)
   Change in revolving line of credit.........................................             --      (5,270)      2,570
   Redeemed common stock......................................................             --          --        (329)
   Reissuance of common stock in treasury.....................................             --          15           5
   Equity issuance costs......................................................            (47)         --          --
                                                                                   ----------- ----------  ----------
           Net cash flows from financing activities...........................            (47)      8,763       5,268
                                                                                   ----------- ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................         (8,424)     12,663          47
CASH AND CASH EQUIVALENTS, beginning of period................................         12,761          98          51
                                                                                   ----------  ----------- ----------
CASH AND CASH EQUIVALENTS, end of period......................................      $   4,337    $ 12,761  $       98
                                                                                   ==========  ==========  ==========




        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF BUSINESS:

Young Innovations, Inc. and its subsidiaries (the Company) develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophy angles, cups, brushes, panoramic x-ray machines and infection control products. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. Export sales were less than 10% of total net sales for 1998, 1997 and 1996. Since the acquisition of Panoramic, the Company has two operating segments: preventative and diagnostic. The preventative segment produces disposable and metal prophy products. The diagnostic segment sells and rents dental x-ray equipment. Management believes it is appropriate to aggregate these operating segments into a single reportable segment. This aggregation is due to similarities in economic characteristics, customers, the nature of the products and the nature of the production processes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company (Young Dental), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic). Denticator is included since its acquisition on July 22, 1996, and Panoramic is included since its acquisition on February 27, 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of assets are capitalized. Upon disposition, cost and accumulated depreciation are eliminated from the related accounts and any gain or loss is reflected in other income or expense. The Company provides depreciation using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years.

MARKETABLE SECURITIES

Marketable securities are reflected at fair value with the corresponding impact included as a component of stockholders' equity designated "unrealized gain on marketable securities, net of tax." Marketable securities were sold during 1998.

OTHER ASSETS

Other assets include costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years.

INTANGIBLE ASSETS

Intangible assets, consisting of goodwill, are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over 40 years.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $749, $566 and $597 for 1998, 1997 and 1996, respectively.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time of passage of title, generally when the products are shipped.

EQUIPMENT RENTED TO OTHERS

Since the acquisition of Panoramic in 1998, the Company owns x-ray equipment rented on a month-to-month basis to customers. Installation costs of the equipment are capitalized and amortized over four years. A liability for the removal costs of the equipment expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 1998.

OTHER EXPENSE (INCOME)

Other expense (income) includes interest income, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business. In 1998, 1997 and 1996, interest income totaled $216, $121 and $29, respectively. Other 1996 expenses include approximately $322 of deferred offering costs expensed as a result of the Company withdrawing its registration statement in 1996 with respect to its efforts to go public in 1995.

INCOME TAXES

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $3,379, $2,142 and $1,898 for the payment of federal and state income taxes and $-0-, $1,116 and $931 for the payment of interest during 1998, 1997 and 1996, respectively.

3.  ACQUISITIONS:

On February 27, 1998, the Company acquired the assets and assumed certain liabilities of Panoramic, an Indiana corporation. The Company paid $13,875 in cash and issued $1,000 (62,500 shares) of common stock. The cash portion of the purchase price was principally financed with the net proceeds remaining from the Company's initial public offering. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $10,445 and is being amortized over 40 years. The results of operations for Panoramic are included in the consolidated financial statements since February 27, 1998.

On July 22, 1996, the Company acquired the assets and liabilities of Denticator from BioDental Technologies Corp. (BioDental) and an individual. The purchase price was financed principally through bank debt. The acquisition of Denticator was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the fair value of net assets acquired was $7,649 and is being amortized over 40 years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Panoramic as if the acquisition had occurred at the beginning of 1997, with pro forma adjustments to give effect to amortization of goodwill and certain other adjustments, together with related income tax effects. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future.

                                                                                          Year Ended
                                                                                         December 31
                                                                                     ---------------------
                                                                                       1998       1997
                                                                                       ----       ----
                                                                                          (Unaudited)
         Net sales..............................................................      $ 38,019  $  34,677
         Net income.............................................................      $  6,151  $   4,163
         Basic earnings per share...............................................      $    .91  $     .86
         Diluted earnings per share.............................................      $    .90  $     .85

4.  CONCENTRATIONS OF CUSTOMERS:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 41% and 50% of accounts receivable as of December 31, 1998 and 1997, respectively.

5.  INVENTORIES:

Inventories consist of the following:

                                                                                         December 31
                                                                                     ---------------------
                                                                                       1998       1997
                                                                                       ----       ----

         Finished products......................................................       $ 1,011   $    721
         Work in process........................................................         1,069        975
         Raw materials and supplies.............................................           950        543
                                                                                       -------   --------
                    Total inventories                                                  $ 3,030   $  2,239
                                                                                       =======   ========


6.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                        December 31
                                                                                   -----------------------
                                                                                      1998        1997
                                                                                      ----        ----

         Land.................................................................      $     508   $     348
         Buildings and improvements...........................................          3,880       3,572
         Machinery and equipment..............................................          9,952       9,223
         Equipment rented to others...........................................          4,024          --
                                                                                    ---------   ---------
                                                                                       18,364      13,143

         Less-  Accumulated depreciation......................................         (6,651)     (5,702)
                                                                                    ---------   ---------
                    Total property, plant and equipment, net..................      $  11,713   $   7,441
                                                                                    =========   =========


7.  OTHER ASSETS:

Other assets consist of the following:

                                                                                             December 31
                                                                                         -----------------
                                                                                           1998     1997
                                                                                           ----     ----

         Patents.....................................................................      $ 210    $ 151
         Other.......................................................................         72      505
                                                                                           -----    -----
                    Total other assets...............................................      $ 282    $ 656
                                                                                           =====    =====

8.  INTANGIBLE ASSETS:

Intangible assets consist of the following:

                                                                                        December 31
                                                                                   -----------------------
                                                                                      1998        1997
                                                                                      ----        ----
         Goodwill.............................................................       $ 29,691    $ 19,172
         Less-  Accumulated amortization......................................         (1,728)     (1,030)
                                                                                     --------    --------
                    Total intangible assets...................................       $ 27,963    $ 18,142
                                                                                     ========    ========


Amortization of goodwill totaled $698, $475 and $368 for 1998, 1997 and 1996, respectively.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

                                                                                          December 31
                                                                                     ---------------------
                                                                                       1998       1997
                                                                                       ----       ----
         Accounts payable.......................................................      $    873   $   357
         Accrued salaries and bonuses...........................................         1,668     1,390
         Accrued expenses and other ............................................         2,145       968
                                                                                      --------   -------
                    Total accounts payable and accrued liabilities..............      $ 4,686    $ 2,715
                                                                                      =======    =======


10. LONG-TERM DEBT:

As discussed in Note 11, the Company retired its outstanding indebtedness in November 1997, using the proceeds from the sale of common stock. As such, no long-term debt was outstanding at December 31, 1998 and 1997.

While borrowings were outstanding, the Company was limited under the terms of the Loan Agreement in its ability to make loans and investments, incur additional debt, pay dividends and sell significant assets, among other things, without the consent of the bank.

11.  COMMON STOCK:

The Company completed an initial public offering of 2,300,000 shares of its common stock in November 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25,154. The Company used $13,180 of the proceeds to repay borrowings under the Loan Agreement and invested the remaining proceeds in cash equivalents.

12.  STOCK OPTIONS:

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1998. A total of 650,000 shares of Common Stock are reserved for issuance under this plan which shall be administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time.

A summary of the options outstanding and exercisable are as follows:


                                                                                                 Weighted
                                                                                Range of         Average
                                                                                Exercise         Exercise
                                                                  Shares        Prices           Price
                                                                  ------        ------           -----

          Outstanding, January 1, 1997.....................            --          -                  --
          Granted..........................................       235,800   $12.00 - $13.50       $12.03
          Exercised........................................            --          -                  --
          Forfeited........................................         1,200       $12.00            $12.00
                                                                  -------
          Outstanding, December 31, 1997...................       234,600   $12.00 - $13.50       $12.03
                                                                  =======
          Exercisable at December 31, 1997.................        30,000   $12.00 - $13.50       $12.25
                                                                  =======

          Outstanding, January 1, 1998.....................       234,600   $12.00 - $13.50       $12.03
          Granted..........................................       133,000   $12.375 - $17.50      $14.83
          Exercised........................................            --          -                  --
          Forfeited........................................        19,200       $12.00            $12.00
                                                                  -------
          Outstanding, December 31, 1998...................       348,400   $12.00 - $17.50       $13.10
                                                                  =======
          Exercisable at December 31, 1998.................        58,750   $12.00 - $17.50       $13.13
                                                                  =======


As of January 1, 1999, 131,160 shares are exercisable with a range of exercise prices from $12.00 - $17.50 with a weighted average price of $13.11.

The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the plan. Outstanding options generally vest over four years. The exercise price was equal to the fair value of the common stock at the date of grant. All options expire 10 years from the grant date.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected APB Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:


                                                              Year Ended                 Year Ended
                                                           December 31, 1998          December 31, 1997
                                                         ----------------------     ----------------------
                                                              As         Pro            As         Pro
                                                           Reported     Forma        Reported     Forma
                                                           --------     -----        --------     -----

         Net income..................................       $6,049       $5,541        $4,110      $3,890
         Earnings per share:
           Basic.....................................     $    .89       $  .82        $  .86      $  .81
           Diluted...................................     $    .89       $  .81        $  .86      $  .81


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 45.0% and 70.0% for 1998 and 1997, respectively; (iii) risk free interest rate of 5.3% and 6.0% for 1998 and 1997, respectively; and (iv) expected life of eight years. The weighted average fair value of the options at the grant date was $9.09 and $9.03 for 1998 and 1997, respectively.

13.  EARNINGS PER SHARE:

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For 1996, there were no stock options outstanding. For 1998 and 1997, the weighted average shares outstanding during the period of 6,762,522 and 4,775,491, respectively, used for Basic EPS, was increased by the dilutive impact of stock options of 42,104 and 6,993, respectively, for a total of 6,804,626 and 4,782,484 shares, respectively, used for Diluted EPS.

As discussed in Note 10, the Company retired substantially all of its outstanding indebtedness using the net proceeds from the sale of common stock. Assuming the Company's revolving line of credit and long-term borrowings were retired as of January 1, 1997, supplementary earnings per share would be $.80 for the year ended December 31, 1997, reflecting the elimination of interest expense, net of income taxes, of $628 for 1997. Supplementary earnings per share assumes 4,775,491 weighted average share outstanding for 1997 plus 1,150,000 shares, representing those shares of common stock sold at the initial public offering price, the application of the net proceeds therefrom sufficient to retire $12,400 of average outstanding borrowings for 1997.

14.  INCOME TAXES:

The components of the provision for income taxes are as follows:



                                                                                Years Ended December 31
                                                                           --------------------------------
                                                                               1998       1997       1996
                                                                               ----       ----       ----

          Current.....................................................       $ 3,121    $ 2,495    $ 1,676
          Deferred....................................................           661         43        279
                                                                             -------    -------    -------
                     Total provision for income taxes.................       $ 3,782    $ 2,538    $ 1,955
                                                                             =======    =======    =======


The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:



                                                                                Years Ended December 31
                                                                           --------------------------------
                                                                                1998       1997       1996
                                                                                ----       ----       ----
          Income before provision for income taxes....................       $ 9,831    $ 6,648    $ 5,223
          U.S. federal income tax rate................................            34%        34%        34%
                                                                             -------    -------    -------
                     Computed income taxes............................         3,343      2,260      1,776
          Goodwill amortization.......................................            97         97         97
          Other.......................................................           (26)        14        (19)
                                                                             -------    -------    -------
                     Provision for federal income taxes...............         3,414      2,371      1,854
          State income taxes, net of federal tax benefit..............           368        167        101
                                                                             -------    -------    -------
                     Provision for income taxes.......................       $ 3,782    $ 2,538    $ 1,955
                                                                             =======    =======    =======
          Effective tax rate..........................................            38%        38%        37%
                                                                             =======    =======    =======


Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       1998       1997
                                                                                       ----       ----
         Deferred income tax assets:
           Trade accounts receivable............................................       $    68  $    28
           Inventories..........................................................            56       38
           Accrued liabilities..................................................           539      412
                                                                                       -------  -------
                    Total deferred income tax assets............................           663      478
                                                                                       -------  -------
         Deferred income tax liabilities:
           Property, plant and equipment........................................        (1,010)    (742)
           Intangibles..........................................................          (582)    (129)
           Other................................................................          (265)    (140)
                                                                                       -------  -------
                    Total deferred income tax liabilities.......................        (1,857)  (1,011)
                                                                                       -------   ------
         Net deferred income tax liability......................................       $(1,194)  $ (533)
                                                                                       =======   ======


Current deferred income tax assets of $663 and $517 are included in other current assets as of December 31, 1998 and 1997, respectively.

15.  MAJOR CUSTOMERS:

The percentage of net sales to major distributors to total net sales consist of the following:

                                                                                      Years Ended
                                                                                      December 31
                                                                              -----------------------------
                     Distributor                                                1998      1997      1996
                     -----------                                                ----      ----      ----

          Henry Schein, Inc.................................................  17.4%     17.6%     19.1%
          Patterson Dental Company..........................................  13.1      16.9      17.9


16.  SALES OF EQUIPMENT RENTED TO OTHERS:

Panoramic periodically sells x-ray equipment that has been rented to customers in its normal course of business. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales and gross profit from sales of the equipment were $801 and $416 for the period from acquisition to December 31, 1998.

17.  EMPLOYEE BENEFITS:

The Company (excluding Panoramic) has a nonqualified bonus plan under which 5% of base compensation is paid annually to full-time employees in Missouri, Texas and California who are at least 25 years of age and have at least three years of service with the Company. Compensation expense related to this plan totaled $155, $125 and $106 in 1998, 1997 and 1996, respectively. The Company also has a nonqualified profit sharing plan for its employees (excluding Panoramic). Compensation expense related to this plan was $442, $189 and $190 in 1998, 1997 and 1996, respectively, and is based on the overall profitability of the Company (excluding Panoramic). In 1997, Denticator had a nonqualified profit sharing plan for certain employees in California. Compensation expense related to this plan was $87 in 1997. Panoramic has a defined contribution 401(k) plan covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $26 for 1998. Panoramic has nonqualified bonus and profit sharing plans covering substantially all employees. Contributions to the plan are based upon profitability and other performance measurements of Panoramic. Compensation expense related to these plans was $429 in 1998.

18. RELATED-PARTY TRANSACTIONS:

The Company leases a portion of its office space to, pays for services from and loans funds to, a corporation in which a principal stockholder of the Company has an equity interest. Rental and other income from such corporation totaled $13, $13 and $15 in 1998, 1997 and 1996, respectively. As of December 31, 1998 and 1997, the Company had an unsecured note receivable of $48 from such corporation. The Company paid an aggregate of $14, $12 and $10 for services provided by such corporation in 1998, 1997 and 1996, respectively.

The Company sells products to, and pays for services from, a corporation in which a principal stockholder of the Company has an equity interest. Net sales to such corporation totaled $54, $98 and $34 in 1998, 1997 and 1996, respectively. Amounts paid for services totaled $7, $9 and $41 in 1998, 1997 and 1996, respectively.

Since the acquisition of Panoramic in 1998, the Company provides administrative services for a corporation in which an officer of the Company has an equity interest. This corporation provides financing for certain purchasers of the Company's products. Net sales of the Company's products through financing arrangements with such corporation totaled $1,051 during 1998. Net sales from such corporation totaled $16 in 1998 and the accounts receivable from the corporation totaled $246 at December 31, 1998.

In April 1997, Denticator purchased the assets of Hot Plastics Technologies, Inc. ("HPT"), a company that had provided injection molding services for Denticator. The former President and Chief Executive Officer of Denticator owned 75% of the stock of HPT. The sole consideration paid by Denticator for the acquisition was the assumption of HPT's liabilities, which aggregated $606 and included a note payable to the former President and Chief Executive Officer of Denticator of $104. The Company paid HPT an aggregate of $213 for injection molding services between January 1, 1997, and the date of HPT's acquisition by Denticator.

19.  CONTINGENCIES:

In the normal course of business, the Company is subject to certain claims and lawsuits. Management is not aware of any claims or lawsuits that will have a material adverse effect on the financial position or results of operations of the Company.

20.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations as the Company does not hold any derivative instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the Company's directors and executive officers called for by this item will be included on pages 3, 4 and 10 in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     Information concerning the compensation of the Company's executives called for by this item will be included on pages 4 and 5 in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning security ownership of certain beneficial owners and management called for by this item will be included on pages 9 and 10 in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions called for by this item will be included on page 9 in the Company's definitive Proxy Statement prepared in connection with the 1999 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements -- Reference is made to Item 8 hereof.

     (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 1996, 1997 and 1998:

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

     (b) Reports on Form 8-K, none

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 1999

                                          YOUNG INNOVATIONS, INC.

                                          By:    /s/ GEORGE E. RICHMOND

                                            ------------------------------------
                                                     George E. Richmond
                                                  Chief Executive Officer

     Each person whose signature appears below constitutes and appoints George
E. Richmond and Alfred E. Brennan his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----
             /s/ GEORGE E. RICHMOND                 Chief Executive Officer, Director      March 22, 1999
------------------------------------------------    (Principal Executive Officer)
               George E. Richmond

             /s/ ALFRED E. BRENNAN                  President, Chief Operating Officer,    March 22, 1999
------------------------------------------------    Director
               Alfred E. Brennan

           /s/ ARTHUR L. HERBST, JR.                Executive Vice President, Chief        March 22, 1999
------------------------------------------------    Financial Officer, Director
             Arthur L. Herbst, Jr.                  (Principal Financial Officer and
                                                    Principal Accounting Officer)

            /s/ RICHARD G. RICHMOND                 Vice President, Secretary and          March 22, 1999
------------------------------------------------    Director
              Richard G. Richmond

             /s/ RICHARD P. CONERLY                 Director                               March 22, 1999
------------------------------------------------
               Richard P. Conerly

              /s/ CONNIE H. DRISKO                  Director                               March 22, 1999
------------------------------------------------
                Connie H. Drisko

              /s/ JAMES R. O'BRIEN                  Director                               March 22, 1999
------------------------------------------------
                James R. O'Brien

              /s/ CRAIG E. LABARGE                  Director                               March 22, 1999
------------------------------------------------
                Craig E. LaBarge

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 3.1*      Articles of Incorporation of Registrant and Statement of
           Correction
 3.2*      By-Laws of Registrant
10.1*      Escrow Agreement dated May 4, 1995 among Young Dental
           Manufacturing Company, Chemical Venture Capital Associates,
           P. Jeffrey Leck, John F. Kirtley, Richard C. Nemanick,
           Lorvic Holdings, Inc. and Boatmen's Trust Company.
10.2*      Contingent Payment Agreement dated as of May 4, 1995, by and between Young Dental Manufacturing Company, The Richard C.
           Nemanick Trust and Boatmen's Trust Company.
10.3*      Young Dental Manufacturing Company Pension Bonus Plan dated as of April 12, 1983.
10.4*      Young Dental Manufacturing Company Profit Sharing Plan dated as of January 1, 1987.
10.5*      1997 Stock Option Plan of the Registrant
10.6*      Employment Agreement dated October 8, 1997, by and between
           Young Innovations, Inc. and Alfred E. Brennan.
10.7**     Asset Purchase and Sale Agreement dated February 16, 1998
           between Registrant and Panoramic Corporation.
21***      Subsidiaries of the Registrant
23***      Consent of Independent Accountants
24         Power of Attorney (included on Signature page)
27***      Financial Data Schedule

-------------------------
* Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.

** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

*** Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO YOUNG INNOVATIONS, INC.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Young Innovations, Inc. and subsidiaries included in the Young Innovations, Inc. Form 10-K Annual Report and have issued our report thereon dated February 2, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K Annual Report is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

St. Louis, Missouri
February 2, 1999

                            YOUNG INNOVATIONS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED DECEMBER 31, 1996, 1997, 1998
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                             --------------------------
                                                 BALANCE     CHARGED TO                                  BALANCE
                                                BEGINNING    COSTS AND                                   AT END
                                                 OF YEAR      EXPENSES     ACQUISITIONS    DEDUCTIONS    OF YEAR
                                                ---------    ----------    ------------    ----------    -------
Allowance for doubtful
Receivables
1996........................................       32            22             --             --           54
1997........................................       54            26             --             --           80
1998........................................       80            87             37             20          184