Form 10-Q
period 1999-06-30
YOUNG INNOVATIONS INC
filed 1999-08-12
CIK 949874

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ----------

Commission file number  000-23213

                             YOUNG INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)

            Missouri                                             43-1718931
(State or other jurisdiction of incorporation                 (I.R.S. Employer
         or organization)                                    Identification No.)


                 13705 Shoreline Court East, Earth City, Missouri    63045
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

Yes    X    No
    -------   -------


Number of shares outstanding of the Registrant's Common Stock at July 31, 1999:
           6,503,296 shares of Common Stock, par value $.01 per share

                                     PART 1
                             FINANCIAL INFORMATION


Item 1. Financial Statements.

                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30   DECEMBER 31
                                                                                1999        1998
                                                                             ---------   -----------
                                                                            (unaudited)
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...............................................   $     69    $  4,337
  Trade accounts receivable, net of allowance for doubtful accounts of $245
     and $184, respectively ...............................................      4,979       5,742
  Inventories .............................................................      4,316       3,030
  Other current assets ....................................................      3,673       1,677
                                                                              --------    --------
     Total current assets .................................................     13,037      14,786
                                                                              --------    --------
PROPERTY, PLANT AND EQUIPMENT .............................................     12,318      11,713
                                                                              --------    --------
OTHER ASSETS ..............................................................      1,318         282
                                                                              --------    --------
INTANGIBLE ASSETS .........................................................     32,372      27,963
                                                                              --------    --------
     Total assets .........................................................   $ 59,045    $ 54,744
                                                                              ========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving line of credit                                                    $  1,640
  Current maturities of long-term debt ....................................        362
  Accounts payable and accrued liabilities ................................      7,318    $  4,686
                                                                              --------    --------
     Total current liabilities ............................................      9,320       4,686
                                                                              --------    --------
DEFERRED INCOME TAXES .....................................................      1,332       1,857
                                                                              --------    --------
LONG-TERM DEBT ............................................................        183
                                                                              --------
STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value, 25,000,000 shares
     authorized, 6,503,296 and 6,772,796 shares issued and
     outstanding in 1999 and
     1998, respectively ...................................................         65          68
  Additional paid-in capital ..............................................     26,083      26,083
  Retained earnings .......................................................     25,595      22,359
  Common stock in treasury, at cost, 309,414 and 39,914 shares in 1999 and
     1998, respectively ...................................................     (3,533)       (309)
                                                                              --------    --------
     Total stockholders' equity ...........................................     48,210      48,201
                                                                              --------    --------
     Total liabilities and stockholders' equity ...........................   $ 59,045    $ 54,744
                                                                              ========    ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 JUNE 30               JUNE 30
                                                            1999        1998       1999       1998
                                                          --------    --------    -------   --------
NET SALES                                                 $ 10,674    $  9,176   $ 19,625   $ 16,342
COST OF GOODS SOLD                                           4,711       4,045      8,660      7,093
                                                          --------    --------   --------   --------
               Gross profit                                  5,963       5,131     10,965      9,249
SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                              3,195       2,778      5,724      4,890
                                                          --------    --------   --------   --------
               Income from operations                        2,768       2,353      5,241      4,359
                                                          --------    --------   --------   --------
OTHER INCOME (EXPENSE)
       Other income (expense), net                             (19)         44         65        205
                                                          --------    --------   --------   --------
               Income before provision for income taxes      2,749       2,397      5,306      4,564
                                                          --------    --------   --------   --------
PROVISION FOR INCOME TAXES                                   1,072         931      2,069      1,755
                                                          --------    --------   --------   --------
               Net income                                 $  1,677    $  1,466   $  3,237   $  2,809
                                                          ========    ========   ========   ========

                                                          --------    --------   --------   --------
BASIC EARNINGS PER SHARE                                  $   0.26    $   0.22   $   0.49   $   0.42
                                                          ========    ========   ========   ========

                                                          --------    --------   --------   --------
DILUTED EARNINGS PER SHARE                                $   0.26    $   0.21   $   0.49   $   0.41
                                                          ========    ========   ========   ========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                    6,503       6,773      6,628      6,752
                                                          ========    ========   ========   ========

DILUTED WEIGHTED AVERAGE SHARES
       OUTSTANDING                                           6,522       6,824      6,640      6,807
                                                          ========    ========   ========   ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                   1999        1998
                                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     $  3,237    $  2,809
                                                                                 --------    --------
    Adjustments to reconcile net income to cash flows from
    Operating activities --
    Depreciation and amortization                                                   1,081         911
    Loss on sale of property, plant and equipment                                                 (23)
    Changes in assets and liabilities --
        Trade accounts receivable                                                   1,126          73
        Inventories                                                                  (477)       (285)
        Other current assets                                                         (121)       (395)
        Other assets                                                                   64         630
        Accounts payable and accrued liabilities                                     (682)        (30)
                                                                                 --------    --------
             Total adjustments                                                        991         881
                                                                                 --------    --------

             Net cash flows from operating activities                               4,228       3,690
                                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITES:
   Acquisition of Athena Technology, net of cash acquired                          (4,640)
   Investment in International Assembly, Inc.                                      (1,050)
   Acquisition of Panoramic, net of cash acquired                                             (13,875)
   Purchases of property, plant and equipment                                        (871)       (377)
   Proceeds from sale of property, plant and equipment                                             14
   Proceeds from sale of marketable securities                                                    100
                                                                                 --------    --------
             Net cash flows from investing activities                              (6,561)    (14,138)
                                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Equity issuance costs                                                                          (47)
   Payments on long term debt                                                        (347)
   Borrowings from revolving line of credit                                         4,500
   Payments on revolving line of credit                                            (2,860)
   Purchases of treasury stock                                                     (3,228)
                                                                                 --------    --------
           Net cash flows from financing activities                                (1,935)        (47)
                                                                                 --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (4,268)    (10,495)
CASH AND CASH EQUIVALENTS, beginning of period                                      4,337      12,761
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period                                         $     69    $  2,266
                                                                                 ========    ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. and its subsidiaries (the Company) develop, manufacture and market supplies, and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophy angles, cups, brushes, handpieces and related components, panoramic x-ray machines and infection control products. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. Export sales were less than 10% of total net sales for 1998, 1997 and 1996 and for the six months ended June 30, 1999. The Company believes that it is the leading manufacturer and marketer of prophy angles, cups, and panoramic x-ray machines in the United States. Since the acquisition of Panoramic, the Company has two operating segments: preventative and diagnostic. The preventative segment produces disposable and metal prophy products. The diagnostic segment sells and rents dental x-ray equipment. Management believes it is appropriate to aggregate these operating segments into a single reportable segment. This aggregation is due to similarities in economic characteristics, customers, the nature of the products and the nature of the production processes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company (Young Dental), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), and Athena Technology, Inc. (Athena). Panoramic is included since its acquisition on February 27, 1998. Athena is included since its acquisition on April 2, 1999. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     On April 2, 1999, the Company acquired the net assets of Athena, a California corporation. The Company paid $4,640 in cash and issued $430 of notes payable. The cash portion of the purchase price was principally financed through cash flows from operations and borrowings on the company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $4,809 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

        The purchase price allocation is tentative. We are awaiting the completion of final adjustments and expect this to be completed by fourth quarter 1999. The preliminary purchase price allocation is as follows:

              Trade accounts receivable..............................        $     363
              Inventories............................................              809
              Other current assets...................................               68
              Property, plant and equipment..........................              410
              Deferred tax asset.....................................              525
              Other assets...........................................               50
              Intangible assets......................................            4,814
              Current liabilities....................................           (1,507)
              Noncurrent liabilities.................................             (462)
                                                                             ---------
              Total purchase price, cash ($4,640) and notes ($430)...        $   5,070



     On May 18, 1999, the Company acquired a one third interest in International Assembly Inc. (IAI), a Texas corporation. The Company paid approximately $1,050 in cash for its investment in IAI. The acquisition was principally financed through cash flows from operations. This investment is being accounted for under the equity method of accounting.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if these acquisitions had occurred at the beginning of 1998, with pro forma adjustments to give effect to amortization of goodwill and certain other adjustments, together with related income tax effects. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed dates or which may be obtained in the future.


                                                                             SIX MONTHS      SIX MONTHS
                                                                                ENDED          ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                                1999            1998
                                                                             (Unaudited)    (Unaudited)

              Net sales..............................................        $    20,668    $    20,400
              Net Income.............................................              3,048          2,490
              Basic and diluted earnings per share...................        $       .46    $       .37


4. INVENTORIES:

    Inventories consist of the following:

                                                                             JUNE 30   DECEMBER 31
                                                                               1999        1998
                                                                             -------   -----------
              Finished products......................................        $ 1,271     $ 1,011
              Work in process........................................          1,680       1,069
              Raw materials and supplies.............................          1,365         950
                                                                             -------     -------
                   Total inventories.................................        $ 4,316     $ 3,030
                                                                             =======     =======


5. COMMON STOCK:

    In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of June 30, 1999, the Company had completed the repurchase of 277,500 shares for $3,322. The Company reissued 8,000 shares in conjunction with a stock option exercise for $96.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET SALES
         Net sales increased $1.5 million, or 16.3%, to $10.7 million in the second quarter of 1999 from $9.2 million in the second quarter of 1998. The increase was a result of sales growth both from the core business of prophy products and panoramic x-ray machines and from the inclusion of Athena sales in the second quarter of 1999. Athena was acquired April 2, 1999.

GROSS PROFIT
         Gross profit increased $832,000 or 16.2%, to $6.0 million in the second quarter of 1999 from $5.1 million in the first quarter of 1998. Gross profit benefited from the acquisition of Athena. Gross margin remained consistent at 55.9% of net sales in 1999 and 1998. Gross margin was positively impacted by operating efficiencies gained in connection with the investment in IAI and the consolidation of a majority of the Denticator product line from California to Missouri. Those efficiencies were offset by the inclusion of Athena products, which carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $417,000, or 15.0%, to $3.2 million in the second quarter of 1999 from $2.8 million in the second quarter of 1998. As a percent of net sales, SG&A expenses decreased to 29.9% in 1999 from 30.3% in 1998. The increase in SG&A expenses is primarily attributable to the acquisition of Athena.

INCOME FROM OPERATIONS
         Income from operations increased $415,000 or 17.6%, to $2.8 million in the second quarter of 1999 from $2.4 million in the second quarter of 1998.

OTHER INCOME (EXPENSE)
         Other income (expense) decreased $63,000 to ($19,000) in the second quarter of 1999 from $44,000 in the second quarter of 1998. The decrease is primarily due to interest expense incurred in connection with the Athena acquisition in 1999.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $141,000 for the second quarter of 1999 to $1.1 million from $931,000 in the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

NET SALES
         Net sales increased $3.3 million, or 20.1%, to $19.6 million in 1999 from $16.3 million in 1998. The increase was a result of sales growth both from the core business of prophy products and the inclusion of sales of Panoramic for the full period in 1999 and from the inclusion of Athena sales in the second quarter of 1999. Panoramic was acquired February 27, 1998 and Athena was acquired April 2, 1999.

GROSS PROFIT
         Gross profit increased $1.7 million or 18.6%, to $10.9 million in 1999 from $9.2 million in 1998. Gross profit benefited from the acquisitions of Panoramic and Athena. Gross margin decreased slightly to 55.9% of net sales in 1999 from 56.6% of net sales in 1998. The decrease was a result of the inclusion of sales of Panoramic and Athena products, which typically carry lower gross margins. These lower gross margins were partially offset by operating efficiencies gained in connection with the investment in IAI and the consolidation of a majority of the Denticator product line from California to Missouri.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $834,000, or 17.1%, to $5.7 million in 1999 from $4.9 million in 1998. The increase in SG&A expenses is primarily attributable to the inclusion of Panoramic and Athena. As a percent of net sales, SG&A expenses decreased to 29.2% in 1999 from 29.9% in 1998.

INCOME FROM OPERATIONS
         Income from operations increased $882,000 or 20.2%, to $5.2 million in 1999 from $4.4 million in 1998.

OTHER INCOME (EXPENSE)
         Other income (expense) decreased $140,000 to $65,000 in 1999 from $205,000 in 1998. The decrease is primarily due to interest expense incurred in connection with the Athena acquisition in 1999.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $314,000 in 1999 to $2.1 million from $1.8 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     On February 27, 1998, the Company acquired the net assets of Panoramic. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The acquisition was principally financed with cash remaining from the net proceeds of the Company's initial public offering.

     On April 2, 1999, the Company acquired the net assets of Athena. The Company paid approximately $4.64 million in cash and issued notes payable of $430,000. The acquisition was principally financed through cash flows from operations and borrowings on the Company's line of credit.

     On May 18, 1999, the Company acquired a one third interest in International Assembly Inc. (IAI). The Company paid approximately $1.0 million in cash for its investment in IAI. The acquisition was principally financed through cash flows from operations.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $4.2 million for the six months ended June 30, 1999 compared to $3.7 million for the six months ended June 30, 1998. Capital expenditures for property, plant, and equipment were $871,000 and $377,000 for the six months ending June 30, 1999 and 1998, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, panoramic X-ray machines for rental, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.


YEAR 2000 COMPLIANCE

    With respect to the Company's information technology "IT" systems, the mainframe operating system and the accompanying business critical applications have been patched and letter certified as Year 2000 compliant by the Company's hardware and software vendors. The personal computers ("PC's"), workstations, servers and PC business applications have been patched and tested per the vendors' instructions and are Year 2000 compliant. The Company has a customer data base system which is not currently Year 2000 compliant. This database is used to track customer information and is not linked to any accounting system. The Company has contracted with a vendor to remediate this non-compliance and expects this to be completed by the end of the third quarter 1999 for less than $25,000. In the event this is not completed, no information will be lost or unusable, it will simply be presented in a different format. With respect to the non-IT systems, the Company has obtained written certification of Year 2000 compliance from its various administrative and manufacturing equipment vendors.

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

                                 YOUNG INNOVATIONS, INC.

August 12, 1999
--------------------             ----------------------------------------------
Date                             Arthur L. Herbst, Jr.
                                 Executive Vice President Strategic Planning &
                                 Chief Financial Officer