Form 10-Q
period 1999-09-30
YOUNG INNOVATIONS INC
filed 1999-11-15
CIK 949874

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ---------------
Commission file number  000-23213

                             YOUNG INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)


                   Missouri                                 43-1718931
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

Yes   X    No
    -----     --------

Number of shares outstanding of the Registrant's Common Stock at October 31, 1999: 6,504,296 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements.

                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30     DECEMBER 31
                                                                                1999            1998
                                                                           ------------     -----------
                                                                            (UNAUDITED)
                                     ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents ..........................................   $    847        $  4,337
       Trade accounts  receivable,  net of allowance for doubtful accounts
        of $245 and $184,  respectively....................................      4,985           5,742
       Inventories ........................................................      4,177           3,030
       Other current assets ...............................................      2,191           1,677
                                                                              --------        --------
          Total current assets ............................................     12,200          14,786
                                                                              --------        --------
     PROPERTY, PLANT AND EQUIPMENT ........................................     12,460          11,713
                                                                              --------        --------
     OTHER ASSETS .........................................................      1,408             282
                                                                              --------        --------
     INTANGIBLE ASSETS ....................................................     32,058          27,963
                                                                              --------        --------
          Total assets ....................................................   $ 58,126        $ 54,744
                                                                              ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Current maturities of long-term debt ...............................   $    356        $     --
       Accounts payable and accrued liabilities ...........................      5,746           4,686
                                                                              --------        --------
          Total current liabilities .......................................      6,102           4,686
                                                                              --------        --------
     DEFERRED INCOME TAXES ................................................      1,857           1,857
                                                                              --------        --------
     LONG-TERM DEBT .......................................................        129              --
                                                                              --------        --------
     STOCKHOLDERS' EQUITY:
       Common stock, voting, $.01 par value, 25,000,000 shares
           authorized, 6,504,296 and 6,772,796 shares issued and
           outstanding in 1999 and 1998, respectively......................         65              68
       Additional paid-in capital .........................................     26,083          26,083
       Retained earnings ..................................................     27,412          22,359
       Common  stock in  treasury,  at cost,  308,414 and 39,914  shares in
        1999 and  1998, respectively.......................................     (3,522)           (309)
                                                                              --------        --------
          Total stockholders' equity ......................................     50,038          48,201
                                                                              --------        --------
          Total liabilities and stockholders' equity ......................   $ 58,126        $ 54,744
                                                                              ========        ========



The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                               SEPTEMBER 30       SEPTEMBER 30
                                                                              1999      1998     1999      1998
                                                                             -------   ------   ------   --------
                   NET SALES                                                 $10,762   $9,282   $30,388   $25,625
                   COST OF GOODS SOLD                                          4,763    4,306    13,424    11,400
                                                                             -------   ------   -------   -------
                                  Gross profit                                 5,999    4,976    16,964    14,225
                   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                3,037    2,589     8,761     7,479
                                                                             -------   ------   -------   -------
                                  Income from operations                       2,962    2,387     8,203     6,746
                                                                             -------   ------   -------   -------
                   OTHER INCOME (EXPENSE)
                          Other income (expense), net                             16       57        80       262
                                                                             -------   ------   -------   -------
                                  Income before provision for income taxes     2,978    2,444     8,283     7,008
                                                                             -------   ------   -------   -------
                   PROVISION FOR INCOME TAXES                                  1,161      941     3,230     2,695
                                                                             -------   ------   -------   -------
                                  Net income                                 $ 1,817   $1,503   $ 5,053   $ 4,313
                                                                             =======   ======   =======   =======

                                                                             -------   ------   -------   -------
                   BASIC EARNINGS PER SHARE                                  $  0.28   $ 0.22   $  0.77   $  0.64
                                                                             =======   ======   =======   =======

                                                                             -------   ------   -------   -------
                   DILUTED EARNINGS PER SHARE                                $  0.28   $ 0.22   $  0.77   $  0.63
                                                                             =======   ======   =======   =======

                   BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                   6,504    6,773     6,586     6,759
                                                                             =======   ======   =======   =======

                   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                 6,531    6,808     6,603     6,808
                                                                             =======   ======   =======   =======



The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                                 1999       1998
                                                                 ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $ 5,053    $  4,313
                                                               -------    --------
      Adjustments to reconcile net income to cash flows from
        operating activities --
      Depreciation and amortization                              1,664       1,444
      Loss on sale of property, plant and equipment                 --         (23)
      Changes in assets and liabilities --
          Trade accounts receivable                              1,120        (650)
          Inventories                                             (251)       (464)
          Other current assets                                      80        (405)
          Other assets                                             (15)        630
          Accounts payable and accrued liabilities                (447)       (345)
                                                               -------    --------
               Total adjustments                                 2,151         187
                                                               -------    --------

               Net cash flows from operating activities          7,204       4,500
                                                               -------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Panoramic, net of cash acquired                 --     (13,875)
     Acquisition of Athena Technology, net of cash acquired     (4,640)         --
     Investment in International Assembly, Inc.                 (1,050)         --
     Purchases of property, plant and equipment                 (1,381)       (920)
     Proceeds from sale of property, plant and equipment            --          14
     Proceeds from sale of marketable securities                    --         100
                                                               -------    --------
               Net cash flows from investing activities         (7,071)    (14,681)
                                                               -------    --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Equity issuance costs                                          --         (47)
     Payments on long term debt                                   (406)         --
     Borrowings from revolving line of credit                    4,500          --
     Payments on revolving line of credit                       (4,500)         --
     Purchases of treasury stock                                (3,217)         --
                                                               -------    --------
             Net cash flows from financing activities           (3,623)        (47)
                                                               -------    --------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                     (3,490)    (10,228)
  CASH AND CASH EQUIVALENTS, beginning of period                 4,337      12,761
                                                               -------    --------
  CASH AND CASH EQUIVALENTS, end of period                     $   847    $  2,533
                                                               =======   =========

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

GENERAL:

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement in the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results expected for the full year or any other interim period.


1.   DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. and its subsidiaries (the Company) develop, manufacture and market supplies, and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophy angles, cups, brushes, handpieces and related components, panoramic x-ray machines and infection control products. The Company believes that it is the leading manufacturer and marketer of prophy angles, cups, brushes, and panoramic x-ray machines in the United States. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. Export sales were less than 10% of total net sales for 1998, 1997 and 1996 and for the nine months ended September 30, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing Company (Young Dental), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), and Athena Technology, Inc. (Athena). Panoramic is included since its acquisition on February 27, 1998. Athena is included since its acquisition on April 2, 1999. The Company's portion of income from its investment in International Assembly, Inc. (IAI) is included since the investment May 18, 1999. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     On April 2, 1999, the Company acquired the net assets of Athena, a California corporation. The Company paid $4,640 in cash and issued $430 of notes payable. The cash portion of the purchase price was principally financed through cash flows from operations and borrowings on the company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $4,722 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.


     The preliminary purchase price allocation is as follows:

       Trade accounts receivable..............................        $    363
       Inventories............................................             896
       Other current assets...................................              68
       Property, plant and equipment..........................             410
       Deferred tax asset.....................................             525
       Other assets...........................................              50
       Intangible assets......................................           4,727
       Current liabilities....................................          (1,507)
       Noncurrent liabilities.................................            (462)
                                                                      --------
       Total purchase price, cash ($4,640) and notes ($430)...        $ 5,070


     On May 18, 1999, the Company acquired a one third interest in IAI, a Texas corporation. The Company paid approximately $1,050 in cash for its investment in IAI. The acquisition was principally financed through cash flows from operations. The investment is being accounted for under the equity method of accounting. The Company's share of earnings for IAI is included before income taxes. In connection with the IAI investment agreement, the Company has an option to purchase the remaining two-thirds interest in IAI in early 2001. Equity income is recorded net, after reduction of goodwill amortization based on the excess of the amount paid for its interest in IAI over the fair value of IAI's net assets at the date of the investment.

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

                                                                 NINE MONTHS      NINE MONTHS
                                                                    ENDED            ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1999            1998
                                                                  (Unaudited)      (Unaudited)
     Net sales..............................................      $  31,431          $30,851
     Net Income.............................................          4,864            3,830
     Basic earnings per share...............................      $     .74          $   .57
     Diluted earnings per share.............................      $     .74          $   .56

4.   INVENTORIES:

     Inventories consist of the following:

                                                                  SEPTEMBER 30 DECEMBER 31
                                                                      1999        1998
                                                                      ----        ----
     Finished products......................................        $1,373     $1,011
     Work in process........................................         1,657      1,069
     Raw materials and supplies.............................         1,147        950
                                                                    -------    -------
          Total inventories.................................        $4,177     $3,030
                                                                    =======    =======



5.   COMMON STOCK:

     In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of September 30, 1999, the Company had completed the repurchase of 277,500 shares for $3,324. The Company reissued 9,000 shares in conjunction with a stock option exercise for $107.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES
     Net sales increased $1.5 million, or 15.9%, to $10.8 million in the third quarter of 1999 from $9.3 million in the third quarter of 1998. The increase was primarily a result of increased sales of prophy products and panoramic x-ray machines and the inclusion of sales of Athena which was acquired April 2, 1999.

GROSS PROFIT
     Gross profit increased $1.0 million or 20.6%, to $6.0 million in the third quarter of 1999 from $5.0 million in the third quarter of 1998. Gross profit benefited from strong sales growth of existing products and from the acquisition of Athena. Gross margin increased to 55.7% of net sales in 1999 from 53.6% in 1998. Gross margin was positively impacted by the consolidation of a majority of the Denticator product line from California to Missouri and operating efficiencies achieved in connection with the investment in IAI. Those efficiencies were partially offset by the inclusion of Athena products, which carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
     SG&A expenses increased $448,000, or 17.3%, to $3.0 million in the third quarter of 1999 from $2.6 million in the third quarter of 1998. As a percent of net sales, SG&A expenses increased to 28.2% in 1999 from 27.9% in 1998. The increase in SG&A expenses is primarily attributable to the acquisition of Athena.

INCOME FROM OPERATIONS
     Income from operations increased $575,000 or 24.1%, to $3.0 million in the third quarter of 1999 from $2.4 million in the third quarter of 1998.

OTHER INCOME
     Other income decreased $41,000 to $16,000 in the third quarter of 1999 from $57,000 in the third quarter of 1998. The decrease is primarily due to less interest income in 1999 resulting from cash used in the acquisitions of Athena and IAI.

PROVISION FOR INCOME TAXES
     Provision for income taxes increased $220,000 for the third quarter of 1999 to $1.2 million from $941,000 in the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES

     Net sales increased $4.8 million, or 18.6%, to $30.4 million in 1999 from $25.6 million in 1998. The increase was primarily a result of increased sales of existing products and the inclusion of Panoramic sales for the full period in 1999 and of Athena sales from the acquisition April 2, 1999. Panoramic was acquired February 27, 1998 and Athena was acquired April 2, 1999.

GROSS PROFIT
     Gross profit increased $2.7 million or 19.3%, to $17.0 million in 1999 from $14.2 million in 1998. Gross profit benefited from increased sales of existing products and from the acquisitions of Panoramic and Athena. Gross margin increased slightly to 55.8% of net sales in 1999 from 55.5% of net sales in 1998. Gross margin was positively impacted by the consolidation of a majority of the Denticator product line from California to Missouri and operating efficiencies achieved in connection with the Investment in IAI. These efficiencies were partially offset by the inclusion of sales of Panoramic and Athena products, which carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
     SG&A expenses increased $1.3 million, or 17.1%, to $8.8 million in 1999 from $7.5 million in 1998. The increase in SG&A expenses is primarily attributable to the inclusion of Panoramic and Athena. As a percent of net sales, SG&A expenses decreased to 28.8% in 1999 from 29.2% in 1998.

INCOME FROM OPERATIONS
     Income from operations increased $1.5 million or 21.6%, to $8.2 million in 1999 from $6.7 million in 1998.

OTHER INCOME
     Other income decreased $182,000 to $80,000 in 1999 from $262,000 in 1998.
The decrease is primarily due to less interest income in 1999 resulting from cash used in the acquisitions of Athena and IAI.

PROVISION FOR INCOME TAXES
     Provision for income taxes increased $535,000 in 1999 to $3.2 million from $2.7 million in 1998.

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

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $7.2 million for the nine months ended September 30, 1999 compared to $4.5 million for the nine months ended September 30, 1998. Capital expenditures for property, plant, and equipment were $1.4 million and $920,000 for the nine months ending September 30, 1999 and 1998, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include injection molding equipment, panoramic X-ray machines for rental, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

YEAR 2000 COMPLIANCE

     With respect to the Company's information technology "IT" systems, the mainframe operating system and the accompanying business critical applications have been patched and letter certified as Year 2000 compliant by the Company's hardware and software vendors. The personal computers ("PC's"), workstations, servers and PC business applications have been patched and tested per the vendors' instructions and are Year 2000 compliant. With respect to the non-IT systems, the Company has obtained written certification of Year 2000 compliance from its major administrative and manufacturing equipment vendors.

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

Not applicable.


                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Number      Description


     27          Financial Data Schedule

(b)  Reports on Form 8-K.

     None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  YOUNG INNOVATIONS, INC.

November 12, 1999                  /s/ Arthur L. Herbst, Jr.
--------------------              ----------------------------------------
Date                              Arthur L. Herbst, Jr.
                                  Executive Vice President Strategic Planning &
                                  Chief Financial Officer