Form 10-K405
period 1999-12-31
YOUNG INNOVATIONS INC
filed 2000-03-30
CIK 949874

===============================================================================

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                      ---------------
                                         FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 25, 2000 (based on the closing sale price of $14.625 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $40,537,151.

Number of shares outstanding of the Registrant's Common Stock at February 25, 2000:

           6,504,296 shares of Common Stock, par value $.01 per share

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
===============================================================================

                                     PART I

    This Form 10-K (including, without limitation, Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Factors that have affected, and in the future could affect, the Company's actual results and could cause such results during fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company include, but are not limited to, the effect of economic and market conditions, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the impact of managed care in dentistry, the impact of the consolidation of dental dealers, pricing practices of other professional dental products manufacturers, disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping services.

ITEM 1. BUSINESS.

     Young Innovations, Inc. (the "Company") develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophy angles, cups, brushes, handpieces and related components, panoramic x-ray machines and infection control products used in a dental office. The Company believes it is the leading manufacturer and distributor of prophylaxis angles and cups (used in teeth cleaning and polishing procedures) and panoramic X-ray equipment in the United States.

     The Company was incorporated in July 1995 to serve as the parent company for Young Dental Manufacturing I, LLC ("Young Dental", formerly Young
Dental Manufacturing Company), and The Lorvic Corporation ("Lorvic"). Young Dental acquired Lorvic in May 1995, adding to Young Dental a new line of infection control products as well as chemical engineering and manufacturing expertise. In July 1996, the Company acquired Denticator International, Inc. ("Denticator") and its line of popular low-cost disposable prophylaxis angles to complement Young's premium-priced disposable angles. In February 1998, the Company acquired Panoramic Corporation ("Panoramic"), a leading manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States. In April 1999, the Company acquired Athena Technology, LLC ("Athena", formerly Athena Technology, Inc.), which added a line of handpieces and related components to the Company's product line.

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

     The Company markets its products in several international markets, including Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 1999.

     The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

PRODUCTS

    The Company primarily markets disposable and metal prophy angles, cups and brushes (collectively, "Prophy Products"), complementary preventive products, including pastes, fluorides and fluoride applicators, handpieces and related components as well as aspiration and infection control products and dental X-ray equipment.

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

    Handpieces and Accessories. The Company manufactures and markets a line of high-speed and low-speed handpieces. The Company also offers high-speed and low-speed handpiece repair services. High-speed handpieces, commonly referred to as dental drills, are used in a variety of operative and restorative dental procedures. Low-speed handpieces are used by dentists and dental hygienists in the teeth cleaning, or prophylaxis, procedure. Prophylaxis angles, such as the disposable or autoclavable prophylaxis angles sold by the Company, attach to a low-speed handpiece, which provides drive power for the angle. Low-speed handpieces are also used in certain operative and restorative dental procedures, though to a lesser extent than high-speed handpieces. The Company's handpieces are sold under the Athena and Champion brand names, as well as through private label agreements with certain dental distributors.

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

MARKETING AND DISTRIBUTION

     The Company markets its full line of products to dental professionals worldwide using a network of medical and dental product distributors. The Company actively supports its distributor relationships with Company sales personnel in the United States, independent sales representatives in Canada and exclusive sales representatives in 11 countries outside of North America. Until July 1997, the Company used independent non-exclusive sales representatives and a small number of Company employees for its marketing and sales efforts in the United States. In an effort to more efficiently market its products, the Company decided to switch from independent sales representatives to Company employees who focus on selling the Company's products exclusively.

     The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company which accounted for 17.7%, and 14.7%, respectively, of the Company's sales in 1999. The Company has no formal agreements with its distributors which generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

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

    Panoramic X-ray products are marketed in the United States and Canada directly to the end user, primarily by direct mail, trade shows and a limited amount of advertising in trade and professional journals. Panoramic also uses distributors to market its products in a number of other countries.

PRODUCT DEVELOPMENT

    The Company's engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company's manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed a contra disposable prophy angle to improve the ease with which dental professionals can reach and clean patients' teeth. The Company believes that the contra disposable prophy angle improves access to the oral cavity thereby reducing the risk of carpal tunnel syndrome by reducing the flexion of dental hygienists' wrists during prophy procedures. Additionally, many of the new products or product improvements developed by the Company are patented.

MANUFACTURING AND SUPPLY

    The Company manufactures virtually all of its products and product components other than X-ray equipment. In May 1999, the Company acquired a one-third interest in International Assembly Inc. ("IAI"), a contract manufacturer located in Mexico that assembles a majority of the disposable prophy angles for Young Dental and Denticator.

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

    Pastes, Liquids and Gels. The Company blends and mixes all of its pastes, liquids and gels at the Earth City and Brownsville facilities. The Company owns equipment used to form and dye-cut expanded polyethylene foam and to dye-cut extruded plastic into finished products and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

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

    Handpieces and Accessories. The Company uses a variety of state-of-the-art computer numerically controlled machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces. Certain other handpiece component parts are sourced from a variety of OEMs. The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands.

    Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain of its products from other manufacturers for resale.

COMPETITION

    The Company competes with manufacturers of both branded and private label dental products in each of the markets it serves. According to Strategic Dental Marketing, Inc., an independent market research firm, the Company had the largest domestic market share of distributor sales in Prophy Products during 1999, 1998 and 1997.

    The Company believes that dental professionals place major importance on the proven reliability of the Company's products and are generally not price-sensitive. Young Dental and Lorvic compete on the basis of the quality and reliability of their products as well as their reputations. As a result, Young Dental and Lorvic typically charge premium prices for their products. By contrast, Denticator and Panoramic's products are targeted to more price-sensitive dental service providers. Panoramic competes with seven competitors, six of which are foreign manufacturers.

    The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company and include DENTSPLY International, Inc., Oral-B Laboratories, Allegheny Teledyne Incorporated, StarDental, a division of DentalEZ Group, KaVo America, Siemens Dental Products, and Planmeca OY.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 215 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages and their positions with the Company as of December 31, 1999 are set forth below. All officers serve at the pleasure of the Board of Directors.



                                                                  PRINCIPAL OCCUPATION
  NAME                    AGE      POSITION                       DURING PAST 5 YEARS
  ----                    ---      --------                       -------------------
  George E. Richmond.....  66      Chairman  of  the  Board,      President of Young Dental Manufacturing Company ("Young Dental")
                                   Chief Executive Officer        (predecessor to the Company) from 1961 until 1997.  Chief
                                   and Director                   Executive  Officer and a Director of the Company since its organization in 1995 and Chairman of the Board since 1997.
                                                                  Director of UMB Bank of St. Louis, National Association.

  Alfred E. Brennan......  47       President, Chief              President since July 1998, Chief Operating Officer of the
                                    Operating Officer             Company since October 1997, and Director of the Company
                                    and Director                  since August 1997. Senior Associate of Dewar Sloan from 1995 until October 1997, a dental consulting company. President of the Dental Instrument Division of DENTSPLY International,
                                                                  Inc. from 1991 to 1994. Director of Unico Systems Inc., a
                                                                  dental consulting company.

  Arthur L. Herbst, Jr...  36       Executive  Vice President     Chief Financial Officer since February 1999, Executive Vice
                                    of Strategic Planning,        President of Strategic Planning since October 1998 and a Director
                                    Chief  Financial  Officer     of the Company since November 1997. Vice President and Portfolio
                                    and Director                  Manager with Roberts, Glore & Co, a registered investment
                                                                  advisor, from September 1995 to November 1997. Director of
                                                                  Corporate Finance of DENTSPLY International, Inc. from May 1993 through August 1995, a manufacturer of dental supplies and equipment. Treasurer of GENDEX Corp., a manufacturer of dental and medical equipment, from November 1990 to June 1993.

  Richard G. Richmond....  45       Vice President,               Vice President since February 1999, Secretary and a Director
                                    Secretary and Director        of the Company since 1995, President of Young Dental since
                                                                  July 1997 and a Director of Young Dental since June 1989.
                                                                  Mr. Richmond is George Richmond's son.


  Eric R. Stetzel........  44       Vice President since          Vice President since February 1999, President of Young
                                    February 1999                 Acquisitions Company since February 1998, President of
                                                                  Panoramic Rental Corp since April 1998.


ITEM 2. PROPERTIES.

    The Company's facilities are as follows:




                DESCRIPTION                   SQUARE FEET      LOCATION                    OWNED/LEASED
                -----------                   -----------      --------                    ------------

        Corporate Headquarters
          and Manufacturing                     54,000       Earth City, Missouri             Owned
        Manufacturing....................       12,000       Brownsville, Texas               Owned
        Manufacturing....................       21,000       Sacramento, California    Leased, expires December 2001;
                                                                                          option to purchase
        Office and Manufacturing.........       28,000       Fort Wayne, Indiana              Owned
        Office and Manufacturing.........        4,000       Fort Wayne, Indiana       Leased, expires December 2002





    The Company believes that its facilities are generally in good condition and are adequate for its operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries from time to time are parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock trades on the Nasdaq National Market under the symbol of "YDNT." The following table sets forth the high and low closing prices of the Common Stock as reported by the Nasdaq National Market during the last eight quarters.

                  ------------------------------------------------------- -------------------------
                                                                                Market Price
                                                                                ------------
                  ------------------------------------------------------- -------------------------
                  Quarter                                                   High          Low
                  -------                                                 -------       ------
                  1998
                  First................................................   $18           $14
                  Second...............................................   $16.50        $14.75
                  Third................................................   $16           $12
                  Fourth...............................................   $14.25        $12

                  1999
                  First................................................   $13.375       $11.75
                  Second...............................................   $14.75        $12
                  Third................................................   $15           $13.875
                  Fourth...............................................   $14.875       $13.875

                  -----------------------------------------------------

    On February 25, 2000, there were approximately 31 holders of record of the Company's Common Stock.

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




                                                                     YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------

                                                        1999(1)   1998(2)(3)     1997      1996(4)     1995(5)
                                                      ---------  ----------   -----------  --------- ---------

INCOME STATEMENT DATA:

  Net sales.......................................     $ 42,712    $ 36,595    $ 24,986   $ 21,580    $ 17,496
  Cost of goods sold..............................       18,825      16,467      10,129      9,470       7,379
                                                       --------   ---------   ---------  ---------   ---------
  Gross profit....................................       23,887      20,128      14,857     12,110      10,117
  Selling, general and administrative expenses....       12,195      10,623       7,333      5,790       4,494
                                                       --------   ---------   ---------  ---------   ---------
  Income from operations..........................       11,692       9,505       7,524      6,320       5,623
  Interest expense and other, net.................          (32)       (326)        876      1,097         421
                                                       --------  ----------  ---------  ---------   ---------
  Income before provision for income taxes........       11,724       9,831       6,648      5,223       5,202
  Provision for income taxes......................        4,572       3,782       2,538      1,955       2,044
                                                       --------   ---------   ---------  ---------   ---------
  Net income......................................     $  7,152    $  6,049    $  4,110   $  3,268    $  3,158
                                                       ========    ========    ========   ========    ========
  Basic earnings per share........................     $   1.09    $   0.89    $   0.86   $   0.74    $   0.71
                                                       ========    ========    ========   ========    ========
  Basic weighted average common shares
     Outstanding..................................        6,566       6,763       4,775      4,444       4,450
  Diluted earnings per share......................     $   1.09    $   0.89    $   0.86   $   0.74    $   0.71
                                                       ========    ========    ========   ========    ========
  Diluted weighted average common shares
     Outstanding..................................        6,586       6,805       4,782      4,444       4,450









                                                                      AS OF DECEMBER 31,
                                                      ---------------------------------------------------------

                                                      1999(1)      1998(2)(3)   1997      1996(4)      1995(5)
                                                      -------     ----------  --------   ---------   ---------

  BALANCE SHEET DATA:


  Working capital (deficit)...................        $ 9,438     $10,100     $16,375   $ (5,772)    $ (3,111)
  Total assets................................         60,336      54,744      45,429     32,481       22,107
  Total debt (including current maturities)...            893        --          --       16,406       10,773
  Stockholders' equity........................         52,137      48,201      41,208     10,311        7,121



(1) On April 2, 1999, the Company acquired Athena. The income statement data for the year ended December 31, 1999 include results of operations for Athena from April 2, 1999 through December 31, 1999. The balance sheet data as of December 31, 1999 include Athena as of that date.

(2) On February 27, 1998, the Company acquired Panoramic. The income statement data for the year ended December 31, 1998 include results of operations for Panoramic from February 27, 1998 through December 31, 1998. The balance sheet data as of December 31, 1998 include Panoramic as of that date.

(3) Weighted average common shares outstanding increased from 1997 to 1998 as a result of the issuance of 2.3 million shares in connection with the Company's initial public offering in November, 1997.

(4) On July 22, 1996, the Company acquired Denticator. The income statement data for the year ended December 31, 1996 include results of operations for Denticator from July 22, 1996 through December 31, 1996. The balance sheet data as of December 31, 1996 include Denticator as of that date.

(5) On May 5, 1995, the Company acquired Lorvic. The income statement data for the year ended December 31, 1995 include results of operations for Lorvic from May 5, 1995 through December 31, 1995. The balance sheet data as of December 31, 1995 include Lorvic as of that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

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

     The principal components of the Company's growth strategy are to continuously improve its operating efficiencies, to drive superior internal growth and to complete strategic acquisitions. In order to help fund the Company's strategy for growth, the Company completed an initial public offering of 2.3 million shares of its common stock in November 1997, resulting in net proceeds of $25.2 million. The Company used the proceeds to repay debt incurred with previous acquisitions and to fund future strategic acquisitions.

     On February 27, 1998, the Company acquired the assets of Panoramic for $13.9 million cash plus 62,500 shares of the Company's common stock and assumed approximately $3.9 million of Panoramic's liabilities, of which $2.6 million was repaid at closing. On April 2, 1999, the Company acquired the stock of Athena for $4.6 million in cash (subject to a purchase price adjustment) plus $430,000 in notes payable to the previous shareholders. Any purchase price adjustments are not expected to have a material negative impact on the financial condition of the Company. The results of operations for these acquisitions are included in the consolidated financial statements since the date of acquisition. The acquisitions were accounted for as purchase transactions. On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in International Assembly, Inc. (IAI). The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001. The investment is being accounted for under the equity method of accounting.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statement of income expressed as a percentage of net sales.



                                                                           YEAR ENDED DECEMBER 31,
                                                                      ------------------------------
                                                                        1999        1998       1997
                                                                      ---------   ---------  -------

Net sales.......................................................         100.0%      100.0%     100.0%
Cost of goods sold..............................................          44.1        45.0       40.5
                                                                      --------    --------   --------
Gross profit....................................................          55.9        55.0       59.5
Selling, general and administrative expenses....................          28.5        29.0       29.4
                                                                      --------    --------   --------
Income from operations..........................................          27.4        26.0       30.1
Interest expense and other, net.................................            -          (.9)       3.5
                                                                      --------    --------   --------
Income before income taxes......................................          27.4        26.9       26.6
Provision for income taxes......................................          10.7        10.4       10.2
                                                                      --------    --------   --------
Net income......................................................          16.7%       16.5%      16.4%
                                                                      ========    ========   ========

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net Sales. Net sales increased $6.1 million, or 16.7%, to $42.7 million in 1999 from $36.6 million in 1998. The increase was primarily attributable to the inclusion of sales of Athena (acquired April 2, 1999) and a full year of Panoramic (acquired on February 27, 1998). The balance of the increase was due to higher sales of prophy products and x-ray machines during 1999 as compared to 1998 sales levels.

    Gross Profit. Gross profit increased $3.8 million, or 18.7%, to $23.9 million in 1999 from $20.1 million in 1998. Gross profit was favorably impacted by the acquisitions of Athena and Panoramic and by the increased prophy product sales. Gross margin increased to 55.9% of net sales in 1999 from 55.0% in 1998. This increase was attributable to improvements obtained from the transfer and consolidation of the majority of the manufacturing operations of the Denticator product line from California to Missouri. This benefit was partially offset by the inclusion of Athena sales and Panoramic for the full year, which typically carry lower margins.

    Selling, General, and Administrative Expenses ("SG&A"). SG&A expenses increased $1.6 million, or 14.8%, to $12.2 million in 1999 from $10.6 million in 1998 primarily due to the inclusion of expenses of Athena and a full year of Panoramic. As a percent of net sales, SG&A expenses decreased to 28.6% in 1999 from 29.0% in 1998.

    Income from Operations. Income from operations increased $2.2 million or 23.0%, to $11.7 million in 1999 from $9.5 million in 1998 as a result of the factors explained above.

    Interest Expense. Interest expense increased from $0 in 1998 to $105,000 in 1999. The increase was a result of interest on borrowings on the Company's revolving line of credit during 1999 as well as debt and capital leases associated with the acquisition of Athena.

    Other Income. Other income decreased $189,000 to $137,000 in 1999 from $326,000 in 1998 primarily due to less interest income and gains on the disposal of assets in 1998 as compared to 1999, as well as the inclusion of the Company's portion of the loss from its investment in IAI during 1999.

    Provision for Income Taxes. Provision for income taxes increased $800,000 in 1999 to $4.6 million from $3.8 million for 1998 primarily as a result of higher pre-tax income.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Net Sales. Net sales increased $11.6 million, or 46.5%, to $36.6 million in 1998 from $25.0 million in 1997. The increase was primarily attributable to the inclusion of sales of Panoramic (acquired on February 27, 1998). The balance of the increase was due to higher sales of prophy products during 1998 as compared to 1997 sales levels.

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

    Interest Expense. Interest expense decreased from $1.0 million in 1997 to $0 in 1998. The decrease was due to the retirement of all of the Company's bank debt with the net proceeds of the Company's initial public offering in November 1997.

    Other Expense (Income). Other expense (income) increased $186,000 to $(326,000) in 1998 from $(140,000) in 1997 primarily due to higher interest income and gains on the disposal of assets in 1998 as compared to 1997.

    Provision for Income Taxes. Provision for income taxes increased $1.3 million in 1998 to $3.8 million from $2.5 million for 1997 primarily as a result of higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed through cash flows from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001.

     On April 2, 1999, the Company acquired Athena. The Company paid approximately $4.6 million in cash (subject to a purchase price adjustment) and issued approximately $430,000 in notes payable to the previous shareholders. Any purchase price adjustments are not expected to have a material negative impact on the financial condition of the Company. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit.

     On February 27, 1998, the Company acquired the net assets of Panoramic. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The acquisition was principally financed with cash remaining from the net proceeds of the Company's initial public offering.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $8.9 million, $6.4 million, and $4.5 million for 1999, 1998 and 1997, respectively. Capital expenditures for property, plant and equipment were $1.5 million, $1.1 million, and $700,000 in 1999, 1998 and 1997, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include panoramic X-ray machines for rental, injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems. During 1999, the Company borrowed $4.5 million under a credit arrangement for the acquisition of Athena and it's investment in IAI. The entire balance was re-paid during 1999. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

YEAR 2000 ISSUE

    During 1999, the Company completed the process of preparing for the Year 2000 date change. To date, the Company has had no material Year 2000 failures. Although considered unlikely, unanticipated problems could still occur. The Company will continue to monitor all business processes, including third parties, through 2000, to address any issues and to ensure that all processes continue to function properly. Through 1999, the cost for the Year 2000 project was less than $100,000. We anticipate no material costs to be incurred in 2000 and beyond that are related to the Year 2000 project. The Company has a one-third interest in IAI, which has advised the Company that it had no material Year 2000 failures.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates. The value of financial instruments is subject to change as a result of movements in market rates and prices. Sensitivity analysis is one technique used to evaluate these impacts. Based upon a hypothetical 10% change in interest rates, the potential losses in future earnings, fair value and cash flows are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

    We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. (a Missouri corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

St. Louis, Missouri,
February 2, 2000

                             YOUNG INNOVATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                     December 31
                                                                                                -----------------------
                                                                                                     1999        1998
                                                                                                     ----        ----

                                           ASSETS

Current assets:
   Cash and cash equivalents...............................................................      $   2,511   $   4,337
   Trade accounts receivable, net of allowance for doubtful accounts of $228 and $184,
     respectively..........................................................................          5,735       5,742
   Inventories.............................................................................          3,772       3,030
   Other current assets....................................................................          2,420       1,677
                                                                                                 ---------   ---------
           Total current assets............................................................         14,438      14,786
                                                                                                 ---------   ---------
Property, plant and equipment..............................................................         12,523      11,713
                                                                                                 ---------   ---------
Other assets...............................................................................          1,359         282
                                                                                                 ---------   ---------
Intangible assets..........................................................................         32,016      27,963
                                                                                                 ---------   ---------
           Total assets....................................................................      $  60,336   $  54,744
                                                                                                 =========   =========
                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt....................................................     $      373  $      --
   Accounts payable and accrued liabilities................................................          4,627       4,686
                                                                                                ----------  ----------
           Total current liabilities.......................................................          5,000       4,686
                                                                                                ----------  ----------
Long-term debt.............................................................................            520          --
                                                                                                ----------   ----------
Deferred income taxes......................................................................          2,679       1,857
                                                                                                ----------  ----------
Stockholders' equity:
   Common stock, voting, $.01 par value, 25,000,000 shares authorized, 6,504,296 and
     6,772,796 shares issued and outstanding in 1999 and 1998, respectively................             65          68
   Additional paid-in capital..............................................................         26,083      26,083
   Retained earnings.......................................................................         29,511      22,359
   Common stock in treasury, at cost, 308,414 and 39,914 shares in 1999 and 1998,
   respectively............................................................................         (3,522)       (309)

           Total stockholders' equity......................................................         52,137      48,201
                                                                                                 ---------   ---------
           Total liabilities and stockholders' equity......................................       $ 60,336    $ 54,744
                                                                                                 =========   =========





      The accompanying notes are an integral part of these balance sheets.

                             YOUNG INNOVATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    Years Ended December 31
                                                                          ---------------------------------------------
                                                                               1999           1998           1997
                                                                               ----           ----           ----
Net sales............................................................     $      42,712   $      36,595  $      24,986
     Cost of goods sold..............................................            18,825          16,467         10,129
                                                                          -------------   -------------  -------------
Gross profit.........................................................            23,887          20,128         14,857
     Selling, general and administrative expenses....................            12,195          10,623          7,333
                                                                          -------------   -------------  -------------
Income from operations...............................................            11,692           9,505          7,524
                                                                          -------------   -------------  -------------
     Interest expense................................................               105               -          1,016
     Other (income) expense, net.....................................              (137)           (326)          (140)
                                                                          -------------   -------------  -------------
Income before provision for income taxes.............................            11,724           9,831          6,648
      Provision for income taxes.....................................             4,572           3,782          2,538
                                                                          -------------   -------------  -------------
Net income...........................................................     $       7,152   $       6,049  $       4,110
                                                                          =============   =============  =============
Basic earnings per share.............................................     $        1.09   $         .89  $         .86
                                                                          =============   =============  =============
Diluted earnings per share...........................................     $        1.09   $         .89  $         .86
                                                                          =============   =============  =============
Basic weighted average shares outstanding............................         6,565,621       6,762,522      4,775,491
                                                                          =============   =============  =============
Diluted weighted average shares outstanding..........................         6,586,394       6,804,626      4,782,484
                                                                          =============   =============  =============





        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                           Unrealized
                                             Additional    Gain on                                    Common
                                 Common       Paid-In      Marketable      Comprehensive   Retained   Stock in
                                  Stock       Capital      Securities         Income       Earnings   Treasury       Total
                                  -----       -------      ----------         ------       --------   --------       -----
BALANCE, December 31,
     1996......................   $  42               -      $   12                     $  10,581   $   (324)   $ 10,311

     Net income................       -               -           -           $4,110        4,110          -       4,110
     Change in unrealized
       gain (loss) on
       marketable securities,
       net of tax .............        -              -          (3)              (3)           -          -          (3)

     Comprehensive income......                                                4,107
                                                                              ======
     Common stock in
       treasury, reissued......       -               -           -                             -         15          15
     Cancellation of
       puttable
       common stock............       2               -           -                         1,619          -       1,621
     Shares issued in public
       offering................      23       $  25,131           -                             -          -      25,154
                                  -----       ---------      ------                     ---------   --------    --------
BALANCE, December 31,
     1997......................      67          25,131           9                        16,310       (309)     41,208
     Net income............           -               -           -            6,049        6,049          -       6,049
     Change in unrealized
       gain (loss) on
       marketable securities,
       net of tax..............       -               -          (9)              (9)           -          -          (9)
                                                                              ------
     Comprehensive income......                                                6,040
                                                                              ------
     Additional shares issued         1             999           -                             -          -       1,000
     Equity issuance costs.....       -             (47)          -                             -          -         (47)
                                  -----       ---------      ------                     ---------   --------    --------
BALANCE, December 31,
     1998......................      68          26,083           -                        22,359       (309)     48,201
     Net income................       -               -           -            7,152        7,152          -       7,152
     Common stock in                                                          ------
       treasury, purchased.....      (3)              -           -                             -     (3,320)     (3,323)
     Common stock in
       treasury, redeemed......       -               -           -                             -        107         107
     Comprehensive income......                                                7,152
                                  -----       ---------      ------           ======    ---------   --------    --------

BALANCE, December 31,
     1999......................   $  65       $  26,083      $    -                     $  29,511   $ (3,522)   $ 52,137
                                  =====       =========      ======                     =========   ========    ========


        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        Years Ended December 31
                                                                                   ----------------------------------
                                                                                     1999        1998        1997
                                                                                     ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .................................................................   $  7,152    $  6,049    $  4,110
                                                                                  --------    --------    --------
   Adjustments to reconcile net income to cash flows from operating activities-
       Depreciation and amortization ..........................................      2,270       1,698       1,280
       Deferred income taxes ..................................................        962         661          43
       Gain on sale of equipment ..............................................         --         (13)         (5)
       Changes in assets and liabilities-
         Trade accounts receivable ............................................        354      (2,103)        433
         Inventories ..........................................................         61        (154)       (447)
         Other current assets .................................................       (236)       (198)       (117)
         Other assets .........................................................         23         (58)         24
         Accounts payable and accrued liabilities .............................     (1,685)        560        (854)
                                                                                  --------    --------    --------
           Total adjustments ..................................................      1,749         393         357
                                                                                  --------    --------    --------
           Net cash flows from operating activities ...........................      8,901       6,442       4,467
                                                                                  --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions, net of cash acquired ............................     (4,640)    (13,875)         --
   Payments for investment in IAI .............................................     (1,050)         --          --
   Purchases of property, plant and equipment .................................     (1,478)     (1,058)       (714)
   Proceeds from sale of property, plant and equipment ........................         --          14          33
   Proceeds from sale of marketable securities ................................         --         100         104
   Proceeds from notes receivable .............................................         --          --          10
                                                                                  --------    --------    --------
           Net cash flows from investing activities ...........................     (7,168)    (14,819)       (567)
                                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Initial Public Offering ......................................         --          --      25,154
   Payments of long-term debt .................................................       (343)         --     (11,136)
   Borrowings on revolving line of credit .....................................      4,500          --          --
   Payments on revolving line of credit .......................................     (4,500)         --      (5,270)
   Purchases of treasury stock ................................................     (3,323)         --          --
   Reissuance of common stock in treasury .....................................        107          --          15
   Equity issuance costs ......................................................         --         (47)         --
                                                                                  --------     -------    --------
           Net cash flows from financing activities ...........................     (3,559)        (47)      8,763
                                                                                  --------    --------    --------
Net (decrease) increase in cash and cash equivalents ..........................     (1,826)     (8,424)     12,663
Cash and cash equivalents, beginning of period ................................      4,337      12,761          98
                                                                                  --------    --------    --------
Cash and cash equivalents, end of period ......................................   $  2,511    $  4,337    $ 12,761
                                                                                  ========    ========    ========


        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.  DESCRIPTION OF BUSINESS:

Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophy angles, cups, brushes, handpieces and related components, panoramic x-ray machines and infection control products. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. Export sales were less than 10% of total net sales for 1999, 1998 and 1997. Since the acquisition of Panoramic, the Company has two operating segments: preventative and diagnostic. The preventative segment produces disposable and metal prophy products. The diagnostic segment sells and rents dental x-ray equipment. Management believes it is appropriate to aggregate these operating segments into a single reportable segment. This aggregation is due to similarities in economic characteristics, customers, the nature of the products and the nature of the production processes.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), and Athena Technology, LLC. (Athena, formerly Athena Technology, Inc.). Panoramic is included since its acquisition on February 27, 1998, and Athena is included since its acquisition on April 2, 1999. All significant intercompany accounts and transactions are eliminated in consolidation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of assets are capitalized. Upon disposition, cost and accumulated depreciation are eliminated from the related accounts and any gain or loss is reflected in the statement of income. The Company provides depreciation using the straight-line method over the estimated useful lives of the assets ranging from 3 to 39 years.

OTHER ASSETS

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001.

The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. These services totaled $174 from May 17, 1999 through December 31, 1999. The investment was principally financed through cash flows from operations. The investment is being accounted for under the equity method of accounting. Equity income (using a 3 month lag) is recorded net, after reduction of goodwill amortized straight-line over 10 years. Goodwill of approximately $931 is based upon the excess of the amount paid for its interest in IAI over the fair value its portion of IAI's net assets at the date of the investment. The Company's share of losses for IAI is included in other expenses and totaled $80 for the period from May 17, 1999 to September 30, 1999. The Company's portion of IAI's loss for the fourth quarter 1999 is expected to be less than $60.

Other assets also include costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $802, $749 and $566 for 1999, 1998 and 1997, respectively.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time of passage of title, generally when the products are shipped.

EQUIPMENT RENTED TO OTHERS

Since the acquisition of Panoramic in 1998, the Company owns x-ray equipment rented on a month-to-month basis to customers. Installation costs of the equipment are capitalized and amortized over four years. A liability for the removal costs of the equipment expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 1999 and 1998.

OTHER EXPENSE (INCOME)

Other expense (income) includes the Company's portion of losses from its investment in IAI, interest income, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business. In 1999, 1998 and 1997, interest income totaled $139, $216 and $121, respectively.

INCOME TAXES

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $4,014, $3,379 and $2,142 for the payment of federal and state income taxes and $105, $-0-, and $1,116 for the payment of interest during 1999, 1998 and 1997, respectively.
The Company entered into a capital lease obligation during 1999 for $344.

3.  ACQUISITIONS:

On April 2, 1999, the Company acquired Athena. The Company paid $4,640 in cash (subject to a purchase price adjustment) and issued $430 in notes payable to the previous shareholders. Any purchase price adjustments are not expected to have a material negative impact on the financial condition of the Company. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The preliminary purchase price was allocated based upon estimates of fair values. This preliminary excess of purchase price over estimated fair value of net assets (goodwill) was $4,901 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

On February 27, 1998, the Company acquired the assets and assumed certain liabilities of Panoramic. The Company paid $13,875 in cash and issued $1,000 (62,500 shares) of common stock. The cash portion of the purchase price was principally financed with the net proceeds remaining from the Company's initial public offering. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $10,445 and is being amortized over 40 years. The results of operations for Panoramic are included in the consolidated financial statements since February 27, 1998.

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


                                                                                                   Year Ended
                                                                                                   December 31
                                                                                             ------------------------
                                                                                             1998                1997
                                                                                             ----                ----
                                                                                          (Unaudited)         (Unaudited)

         Net sales..............................................................            $ 38,019           $ 34,677
         Net income.............................................................            $  6,151           $  4,163
         Basic earnings per share...............................................            $    .91           $    .86
         Diluted earnings per share.............................................            $    .90           $    .85

4.  CONCENTRATIONS OF CUSTOMERS:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 29% and 41% of accounts receivable as of December 31, 1999 and 1998, respectively.

5. INVENTORIES:

Inventories consist of the following:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       1999       1998
                                                                                       ----       ----

         Finished products......................................................     $   1,373  $   1,011
         Work in process........................................................         1,467      1,069
         Raw materials and supplies.............................................           932        950
                                                                                     ---------  ---------
                    Total inventories                                                $   3,772  $   3,030
                                                                                     =========  =========


6.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                        December 31
                                                                                   -----------------------
                                                                                      1999        1998
                                                                                      ----        ----

         Land.................................................................     $      508  $      508
         Buildings and improvements...........................................          3,988       3,880
         Machinery and equipment..............................................         11,664       9,952
         Equipment rented to others...........................................          4,605       4,024
                                                                                   ----------  ----------
                                                                                       20,765      18,364

         Less-  Accumulated depreciation......................................         (8,242)     (6,651)
                                                                                   ----------  ----------
                    Total property, plant and equipment, net..................     $   12,523  $   11,713
                                                                                   ==========  ==========


Machinery and equipment under capital lease and related accumulated depreciation was $794 and $121, respectively at December 31, 1999.

7.  OTHER ASSETS:

Other assets consist of the following:

                                                                                           December 31
                                                                                         -----------------
                                                                                          1999     1998
                                                                                          ----     ----

         Patents.....................................................................    $   313  $   210
         Investment in IAI...........................................................        970       -0-
         Other.......................................................................         76       72
                                                                                         -------  -------
                    Total other assets...............................................    $ 1,359  $   282
                                                                                         =======  =======


8.  INTANGIBLE ASSETS:

Intangible assets consist of the following:

                                                                                        December 31
                                                                                   ----------------------
                                                                                      1999        1998
                                                                                      ----        ----

         Goodwill.............................................................     $   34,592    $ 29,691
         Less-  Accumulated amortization......................................         (2,576)     (1,728)
                                                                                   ----------    --------
                    Total intangible assets...................................     $   32,016    $ 27,963
                                                                                   ==========    ========

Amortization of goodwill totaled $848, $698 and $475 for 1999, 1998 and 1997, respectively.

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       1999         1998
                                                                                       ----         ----

         Accounts payable.......................................................     $     767  $     873
         Accrued salaries and bonuses...........................................         1,675      1,668
         Accrued expenses and other ............................................         2,185      2,145
                                                                                     ---------  ---------
                    Total accounts payable and accrued liabilities..............     $   4,627  $   4,686
                                                                                     =========  =========


10.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

At December 31, 1999 the Company had acquisition notes of $269 outstanding which consist of agreements with former Athena shareholders, which bear interest at 4.5%. These notes require monthly principal and interest payments and mature April 2, 2001. Capitalized lease obligations of $624 were also outstanding at December 31, 1999.

In April 1999, the Company entered into a one-year revolving credit agreement, which provides a line of credit up to $5,000 at an interest rate of LIBOR + 1%. During 1999, the Company borrowed $4,500 from the line and repaid the entire balance. There were no amounts outstanding on this line as of December 31, 1999.

Future maturities of long-term debt for the next five years are as follows:


                              2000.................................                         $373
                              2001.................................                          231
                              2002.................................                          146
                              2003.................................                           75
                              2004.................................                           68

11.  COMMON STOCK:

The Company completed an initial public offering of 2,300,000 shares of its common stock in November 1997, and the net proceeds to the Company, after deducting the underwriting discount and offering expenses, were $25,154. The Company used $13,180 of the proceeds to repay borrowings under its existing loan facility and invested the remaining proceeds in cash equivalents. In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of December 31, 1999, the Company had completed the repurchase of 277,500 shares for $3,323. The Company reissued 9,000 shares in conjunction with a stock option exercise for $107.

12.  STOCK OPTIONS:

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999. A total of 650,000 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 1999, 622,800 options had been granted.

A summary of the options outstanding and exercisable are as follows:

                                                                                                 Weighted
                                                                                Range of          Average
                                                                                Exercise         Exercise
                                                                  Shares         Prices            Price
                                                                ---------   ---------------      --------
          Outstanding, January 1, 1997.....................             -          -                -
          Granted..........................................       235,800   $12.00 - $13.50       $12.03
          Exercised........................................             -          -                -
          Forfeited........................................         1,200        $12.00           $12.00
                                                                ---------
          Outstanding, December 31, 1997...................       234,600   $12.00 - $13.50       $12.03
                                                                =========
          Exercisable at December 31, 1997.................        30,000   $12.00 - $13.50       $12.25
                                                                =========

          Outstanding, January 1, 1998.....................       234,600   $12.00 - $13.50       $12.03
          Granted..........................................       133,000   $12.38 - $17.50       $14.83
          Exercised........................................             -          -                -
          Forfeited........................................        19,200        $12.00           $12.00
                                                                ---------
          Outstanding, December 31, 1998...................       348,400   $12.00 - $17.50       $13.10
                                                                =========
          Exercisable at December 31, 1998.................        58,750   $12.00 - $17.50       $13.13
                                                                =========

          Outstanding, January 1, 1999.....................       348,400   $12.00 - $17.50       $13.10
          Granted..........................................       254,000   $12.69 - $13.94       $13.91
          Exercised........................................         9,000        $12.00           $12.00
          Forfeited........................................        68,100   $12.00 - $17.00       $12.59
                                                                ---------
          Outstanding, December 31, 1999...................       525,300   $12.00 - $17.50       $13.58
                                                                =========
          Exercisable at December 31, 1999.................        91,575   $12.00 - $17.50       $13.28
                                                                =========


As of January 1, 2000, 145,150 shares were exercisable with a range of exercise prices from $12.00 - $17.50 with a weighted average price of $13.06.

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

                                          Year Ended                       Year Ended                    Year Ended
                                       December 31, 1999               December 31, 1998             December 31, 1997
                                 ------------------------------    --------------------------- -- -------------------------
                                       As             Pro              As            Pro              As           Pro
                                    Reported         Forma          Reported        Forma          Reported       Forma
                                    --------         -----          --------        -----          --------       -----
                                           Unaudited                       Unaudited                     Unaudited
   Net income..................    $7,152          $6,668            $6,049       $5,541           $4,110       $3,890
   Earnings per share:
     Basic.....................    $ 1.09          $ 1.02            $  .89       $  .82           $  .86       $  .81
     Diluted...................    $ 1.09          $ 1.01            $  .89       $  .81           $  .86       $  .81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 27.8%, 45.0% and 70% for 1999, 1998 and 1997, respectively; (iii) risk free interest rate of 6.4%, 5.3%, and 6.0% for 1999, 1998 and 1997, respectively; and (iv) expected life of 8.8 years for 1999 and 8.0 years for 1998 and 1997. The weighted average fair value of the options at the grant date was $7.47, $9.09 and $9.03 for 1999, 1998 and 1997, respectively.

13.  EARNINGS PER SHARE:

During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For 1999, 1998 and 1997, the weighted average shares outstanding during the period of 6,565,621, 6,762,522 and 4,775,491, respectively, used for Basic EPS, was increased by the dilutive impact of stock options of 20,773, 42,104 and 6,993, respectively, for a total of 6,586,394, 6,804,626 and 4,782,484 shares, respectively, used for Diluted EPS.

The Company retired substantially all of its outstanding indebtedness using a portion of the net proceeds from the sale of common stock. Assuming the Company's revolving line of credit and long-term borrowings were retired as of January 1, 1997, supplementary earnings per share would be $.80 for the year ended December 31, 1997, reflecting the elimination of interest expense, net of income taxes, of $628 for 1997. Supplementary earnings per share assumes 4,775,491 weighted average share outstanding for 1997 plus 1,150,000 shares, representing those shares of common stock sold at the initial public offering price, the application of the net proceeds therefrom sufficient to retire $12,400 of average outstanding borrowings for 1997.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED):

1999                                                          1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
----                                                      ---------------------------------------------------------
Net sales.................................................     $8,951    $10,674     $10,762     $12,325    $42,712
Gross profit..............................................      5,002      5,963       5,999       6,923     23,887
Net Income................................................      1,560      1,677       1,817       2,098      7,152
Earnings per share - basic................................        .23        .26         .28         .32       1.09
Earnings per share - diluted..............................        .23        .26         .28         .32       1.09


1998                                                         1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
----                                                      ---------------------------------------------------------
Net sales.................................................     $7,167     $9,176      $9,282     $10,970    $36,595
Gross profit..............................................      4,118      5,131       4,976       5,903     20,128
Net Income................................................      1,344      1,466       1,503       1,736      6,049
Earnings per share - basic................................        .20        .22         .22         .26        .89
Earnings per share - diluted..............................        .20        .21         .22         .26        .89


15.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                              1999       1998       1997
                                                                              ----       ----       ----

          Current.....................................................       $ 3,610    $ 3,121    $ 2,495
          Deferred....................................................           962        661         43
                                                                             -------    -------    -------
                     Total provision for income taxes.................       $ 4,572    $ 3,782    $ 2,538
                                                                             =======    =======    =======

The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:

                                                                                Years Ended December 31
                                                                           --------------------------------
                                                                             1999       1998       1997
                                                                             ----       ----       ----
          Income before provision for income taxes....................      $ 11,724     $ 9,831   $ 6,648
          U.S. federal income tax rate................................            34%         34%       34%
                                                                            --------     -------   -------
                     Computed income taxes............................         3,986       3,343     2,260
          Goodwill amortization.......................................           128          97        97
          Other.......................................................            53         (26)       14
                                                                            --------     -------   -------
                     Provision for federal income taxes...............         4,167       3,414     2,371
          State income taxes, net of federal tax benefit..............           405         368       167
                                                                            --------     -------   -------
                     Provision for income taxes.......................      $  4,572     $ 3,782   $ 2,538
                                                                            ========     =======   =======
          Effective tax rate..........................................            39%         38%       38%
                                                                            ========     =======   =======

Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

                                                                                         December 31
                                                                                    ---------------------
                                                                                       1999       1998
                                                                                      -------    -------
         Deferred income tax assets:
           Trade accounts receivable............................................       $    85    $    68
           Inventories..........................................................           182         56
           Accrued liabilities..................................................           833        539
                                                                                       -------    -------
                    Total deferred income tax assets............................         1,100        663
                                                                                       -------    -------
         Deferred income tax liabilities:
           Property, plant and equipment........................................        (1,409)    (1,010)
           Intangibles..........................................................          (849)      (582)
           Other................................................................          (421)      (265)
                                                                                       -------    -------
                    Total deferred income tax liabilities.......................        (2,679)    (1,857)
                                                                                       -------    -------
         Net deferred income tax liability......................................       $(1,579)   $(1,194)
                                                                                       =======    =======

Current deferred income tax assets of $1,100 and $663 are included in other current assets as of December 31, 1999 and 1998, respectively.

16.  MAJOR CUSTOMERS:

The percentage of net sales to major distributors to total net sales consist of the following:

                                                                                        Years Ended
                                                                                        December 31
                                                                              -----------------------------
                     Distributor                                                1999      1998      1997
                     -----------                                                ----      ----      ----

          Henry Schein, Inc.................................................  17.7%     17.4%     17.6%
          Patterson Dental Company..........................................  14.7      13.1      16.9

17.  SALES OF EQUIPMENT RENTED TO OTHERS:

Panoramic periodically sells x-ray equipment that has been rented to customers in its normal course of business. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of the equipment were $1,170 and $801 for 1999 and 1998, respectively and gross profit from the sales was $642 and $416 for 1999 and 1998, respectively.

18.  EMPLOYEE BENEFITS:

Young Dental has a nonqualified bonus plan under which 5% of base compensation is paid annually to full-time employees in Missouri, Texas and California who are at least 25 years of age and have at least three years of service with the Company. Compensation expense related to this plan totaled $122, $155, and $125 in 1999, 1998 and 1997, respectively. Young Dental also has a nonqualified profit sharing plan for its employees. Compensation expense related to this plan was $234, $218, and $189 in 1999, 1998 and 1997, respectively, and is based on the overall profitability of Young Dental. The Company is currently in the process of redesigning its bonus and profit sharing plans for Young Dental for the year 2000. In 1997, Denticator had a nonqualified profit sharing plan for certain employees in California. Compensation expense related to this plan was $87 in 1997. Panoramic has a defined contribution 401(k) plan covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $26 for each of 1999 and 1998. Panoramic has nonqualified bonus and profit sharing plans covering substantially all employees. Contributions to the plan are based upon profitability and other performance measurements of Panoramic. Compensation expense related to these plans was $357 and $429 in 1999 and 1998, respectively.

19.  RELATED-PARTY TRANSACTIONS:

The Company leases a portion of its office space to and loans funds to, a corporation in which a principal stockholder of the Company has an equity interest. Rental and other income from such corporation totaled $10, $13 and $13 in 1999, 1998 and 1997, respectively.

The Company sells products to, and pays for services from, a corporation in which a principal stockholder of the Company has an equity interest. Net sales to such corporation totaled $86, $54 and $98 in 1999, 1998 and 1997, respectively. Amounts paid for services totaled $3, $7 and $9 in 1999, 1998 and 1997, respectively.

Since the acquisition of Panoramic in 1998, the Company provides administrative services for a corporation in which an officer of the Company has an equity interest. This corporation provides financing for certain purchasers of the Company's products. Net sales of the Company's products through financing arrangements with such corporation totaled $277 and $1,051 during 1999 and 1998. Net sales from such corporation totaled $18 and $16 in 1999 and 1998 and the accounts receivable from the corporation totaled $4 and $246 at December 31, 1999 and 1998.

20.  CONTINGENCIES:

The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

21.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, as the Company does not hold any derivative instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    (a) Information concerning the Company's directors called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

    (b)  Reference is made to "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

    Information concerning this item will be included under the captions "Executive Compensation" and "Options Grants" in the Company's definitive
Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information concerning this item will be included under the caption "Securities Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Financial Statements -- Reference is made to Item 8 hereof. Consolidated Balance Sheets - December 31, 1999 and 1998.
       Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997.
       Consolidated Statements of Stockholders' Equity - Years ended December
          31, 1999, 1998, and 1997.
       Consolidated Statements of Cash Flows - Years ended December 31, 1999,
          1998 and 1997.
       Notes to Consolidated Financial Statements - December 31, 1999.

    (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 1997, 1998 and 1999:

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

10.3* Young Dental Manufacturing Company Pension Bonus Plan dated as of April 12, 1983.

10.4* Young Dental Manufacturing Company Profit Sharing Plan dated as of January 1, 1987.

10.5***  1997 Stock Option Plan of the Registrant, as amended.

10.6*** Employment Agreement dated October 1, 1999, by and between Young Innovations, Inc. and Alfred E. Brennan, Jr. (revised from agreement dated October 8, 1997)

10.7** Asset Purchase and Sale Agreement dated February 16, 1998 between Registrant and Panoramic Corporation.

10.8*** Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.

10.9*** Employment Agreement dated September 27, 1999, by and between Young Innovations, Inc. and Richard G. Richmond.


10.10*** Employment Agreement dated October 25, 1999, by and between Young
         Innovations, Inc. and Eric R. Stetzel.

21***    Subsidiaries of the Registrant

23***    Consent of Arthur Andersen LLP

24       Power of Attorney (included on Signature page)

27***    Financial Data Schedule

--------------------------------
*        Filed as an Exhibit to Registrant's Registration Statement
         No. 333-34971 on Form S-1 and incorporated herein by reference.

** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

***      Filed herewith.

    (b)  Reports on Form 8-K, none.

    (c) See exhibits filed as part of or incorporated by reference in this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 20, 2000

                             YOUNG INNOVATIONS, INC.

                             By: /s/ GEORGE E. RICHMOND
                                 -----------------------------------
                                       George E. Richmond
                                       Chief Executive Officer

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

                                            SIGNATURE                       TITLE                             DATE
                                            ---------                       -----                             ----

                                       /s/ GEORGE E. RICHMOND     Chief Executive Officer,                March 20, 2000
                                   ----------------------------   Director (Principal Executive
                                             George E. Richmond   Officer)

                                        /s/ ALFRED E. BRENNAN     President, Chief Operating              March 20, 2000
                                   ----------------------------   Officer, Director
                                              Alfred E. Brennan

                                     /s/ ARTHUR L. HERBST, JR.    Executive Vice President, Chief         March 20, 2000
                                   ---------------------------    Financial Officer, Director
                                          Arthur L. Herbst, Jr.   (Principal Financial Officer and
                                                                  Principal Accounting Officer)

                                     /s/ RICHARD G. RICHMOND      Director                                March 20, 2000
                                   ---------------------------
                                           Richard G. Richmond

                                       /s/ RICHARD P. CONERLY     Director                                March 20, 2000
                                   ---------------------------
                                            Richard P. Conerly

                                       /s/ CONNIE H. DRISKO       Director                                March 20, 2000
                                   ---------------------------
                                              Connie H. Drisko

                                       /s/ JAMES R. O'BRIEN       Director                                March 20, 2000
                                   ---------------------------
                                              James R. O'Brien

                                       /s/ CRAIG E. LABARGE       Director                                March 20, 2000
                                   ---------------------------
                                              Craig E. LaBarge

                                       /s/ BRIAN F. BREMER        Director                                March 20, 2000
                                   ---------------------------
                                               Brian F. Bremer

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

10.3* Young Dental Manufacturing Company Pension Bonus Plan dated as of April 12, 1983.

10.4* Young Dental Manufacturing Company Profit Sharing Plan dated as of January 1, 1987.

10.5***  1997 Stock Option Plan of the Registrant, as amended.

10.6*** Employment Agreement dated October 1, 1999, by and between Young Innovations, Inc. and Alfred E. Brennan, Jr. (revised from agreement dated October 8, 1997)

10.7** Asset Purchase and Sale Agreement dated February 16, 1998 between Registrant and Panoramic Corporation.

10.8*** Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.

10.9*** Employment Agreement dated September 27, 1999, by and between Young Innovations, Inc. and Richard G. Richmond.


10.10*** Employment Agreement dated October 25, 1999, by and between Young
         Innovations, Inc. and Eric R. Stetzel.

21***    Subsidiaries of the Registrant

23***    Consent of Arthur Andersen LLP

24       Power of Attorney (included on Signature page)

27***    Financial Data Schedule

--------------------------------
*        Filed as an Exhibit to Registrant's Registration Statement
         No. 333-34971 on Form S-1 and incorporated herein by reference.

** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

***      Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young Innovations, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Young Innovations, Inc. and subsidiaries included in the Young Innovations, Inc. Form 10-K Annual Report and have issued our report thereon dated February 2, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K Annual Report is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

St. Louis, Missouri
February 2, 2000

                             YOUNG INNOVATIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998, and 1999
                                 (IN THOUSANDS)

                                                                      ADDITIONS
                                                 ----------------------------------------

                                   BALANCE         CHARGED TO                                                            BALANCE
                                  BEGINNING        COSTS AND                                                             AT END
                                   OF YEAR         EXPENSES             ACQUISITIONS            DEDUCTIONS              OF YEAR
                              ----------------  ----------------    ---------------------   -------------------     ---------------
Allowance for doubtful
 Receivables

1997......................         54                26                    --                     --                       80
1998......................         80                87                    37                     20                      184
1999......................        184               126                    70                    152                      228