Form 10-Q
period 2000-03-31
YOUNG INNOVATIONS INC
filed 2000-05-11
CIK 949874

                                  UNITED STATES
                        SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Yes ...X... No ........


Number of shares outstanding of the Registrant's Common Stock at April 30, 2000:
           6,498,196 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.
                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                              MARCH 31,           DECEMBER 31,
                                                                                               2000                   1999
                                                                                          --------------          ------------
                                                                                            (unaudited)
                                             ASSETS
    Current assets:
      Cash and cash equivalents ...............................................           $        3,152         $       2,511
      Trade accounts receivable, net of allowance for doubtful accounts of $188
         and $228 in 2000 and 1999, respectively ..............................                    5,946                 5,735
      Inventories .............................................................                    3,958                 3,772
      Other current assets ....................................................                    1,972                 2,420
                                                                                          --------------          ------------
         Total current assets .................................................                   15,028                14,438
                                                                                          --------------          ------------
    Property, plant and equipment .............................................                   12,658                12,523
                                                                                          --------------          ------------
    Other assets ..............................................................                    1,270                 1,359
                                                                                          --------------          ------------
    Intangible assets .........................................................                   32,666                32,016
                                                                                          --------------          ------------
         Total assets .........................................................           $       61,622          $     60,336
                                                                                          ==============          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Current maturities of long-term debt  ...................................           $          377          $        373
      Accounts payable and accrued liabilities ................................                    4,315                 4,627
                                                                                          --------------          ------------
         Total current liabilities ............................................                    4,692                 5,000
                                                                                          --------------          ------------
    Deferred income taxes .....................................................                    2,679                 2,679
                                                                                          --------------          ------------
    Long-term debt ............................................................                      446                   520
                                                                                          --------------          ------------
    Stockholders' equity:
      Common stock, voting, $.01 par value, 25,000,000 shares authorized,
          6,498,196 and 6,504,296 shares issued and outstanding in 2000 and
         1999, respectively ...................................................                       65                    65
      Additional paid-in capital ..............................................                   26,083                26,083
      Retained earnings .......................................................                   31,268                29,511
      Common stock in treasury, at cost, 314,514 and 308,414 shares in 2000 and
         1999, respectively ...................................................                   (3,611)               (3,522)
                                                                                          --------------          ------------
         Total stockholders' equity ...........................................                   53,805                52,137
                                                                                          --------------          ------------
         Total liabilities and stockholders' equity ...........................           $       61,622          $     60,336
                                                                                          ==============          ============

        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   2000               1999
                                                                ------------       ------------

Net sales                                                       $     10,191       $      8,951
    Cost of goods sold                                                 4,438              3,949
                                                               -------------       ------------
Gross profit                                                           5,753              5,002
    Selling, general and administrative expenses                       2,861              2,529
                                                               -------------       ------------
Income from operations                                                 2,892              2,473
                                                               -------------       ------------
    Interest expense                                                       4                  0
    Other expense (income), net                                            6                (84)
                                                               -------------       ------------
Income before provision for income taxes                               2,882              2,557
    Provision for income taxes                                         1,125                997
                                                               -------------       ------------
Net income                                                     $       1,757       $      1,560
                                                               =============       ============

Basic earnings per share                                       $        0.27       $       0.23
                                                               =============       ============

Diluted earnings per share                                     $        0.27       $       0.23
                                                               =============       ============

Basic weighted average shares outstanding                              6,502              6,755
                                                               =============       ============

Diluted weighted average shares outstanding                            6,554              6,761
                                                               =============       ============



 The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2000            1999
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net Income                                                                     $       1,757   $       1,560
                                                                                 -------------   -------------
    Adjustments to reconcile net income to cash flows from
       operating activities --
    Depreciation and amortization                                                          614             513
    Gain on sale of property, plant and equipment                                          (24)             --
    Changes in assets and liabilities --
        Trade accounts receivable                                                         (211)          1,843
        Inventories                                                                       (505)           (271)
        Other current assets                                                               449             (78)
        Other assets                                                                        89               5
        Accounts payable and accrued liabilities                                          (443)          1,070
                                                                                 -------------   -------------
             Total adjustments                                                             (31)          3,082
                                                                                 -------------   -------------
             Net cash flows from operating activities                                    1,726           4,642
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                        (434)             --
   Purchases of property, plant and equipment                                             (528)           (476)
   Proceeds from sale of property, plant and equipment                                      36              --
                                                                                 -------------   -------------
             Net cash flows from investing activities                                     (926)           (476)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Payments on long term-debt                                                              (70)             --
   Purchases of treasury stock                                                            (104)             --
   Reissuance of common stock in treasury                                                   15          (3,256)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                       (159)         (3,256)
                                                                                 -------------   -------------

Net increase in cash and cash equivalents                                                  641             910
Cash and cash equivalents, beginning of period                                           2,511           4,337
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                         $       3,152   $       5,247
                                                                                 =============   =============


 The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

GENERAL:

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement in the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year or any other interim period.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), and Athena Technology, L.L.C. (Athena, formerly Athena Technology, Inc.). Athena is included since its acquisition on April 2, 1999. All significant inter-company accounts and transactions are eliminated in consolidation.

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

3.   ACQUISITIONS:

     On January 18, 2000, Panoramic purchased the assets and assumed a portion of the liabilities of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. Panoramic paid approximately, $434 in cash to the previous owner of Sav-A-Life. The purchase was principally financed through cash flows from operations.

     On April 2, 1999, the Company acquired Athena. The Company paid $4,640 in cash and issued $430 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair values. Adjustments were made to the purchase price allocation during the first quarter of 2000. The excess of purchase price over estimated fair value of net assets (goodwill) was $5,344 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

4.   INVENTORIES:

     Inventories consist of the following:


                                                                           MARCH 31,   DECEMBER 31,
                                                                              2000          1999
                                                                           ---------   ------------
              Finished products......................................      $   1,227   $      1,373
              Work in process........................................          1,799          1,467
              Raw materials and supplies.............................            932            932
                                                                           ---------   ------------
                   Total inventories.................................      $   3,958   $      3,772
                                                                           =========   ============


5. OTHER ASSETS:

    On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001. The investment was principally financed through cash flows from operations. The investment is being accounted for under the equity method of accounting. Equity income (using a 3 month lag) is recorded net, after reduction of goodwill amortized straight-line over 10 years. Goodwill of approximately $931 is based upon the excess of the amount paid for its interest in IAI over the fair value of its portion of IAI's net assets at the date of the investment. The Company's share of losses for IAI is included in other expenses.

    Other assets also include costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 to 20 years.

6. COMMON STOCK:

    In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of December 31, 1999, the Company had completed the repurchase of 277,500 shares for $3,323 and reissued 9,000 shares in conjunction with a stock option exercise for $107. In the first quarter of 2000, the Company purchased an additional 7,500 shares for $104 and reissued 1,400 shares in conjunction with stock option exercises for $15.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

NET SALES
         Net sales increased $1.2 million, or 13.9%, to $10.2 million in the first quarter of 2000 from $9.0 million in the first quarter of 1999. The increase was a result of sales growth both from the core business of prophy products and panoramic x-ray machines and from the inclusion of Athena sales in the first quarter of 2000. Athena was acquired April 2, 1999.

 GROSS PROFIT
         Gross profit increased $751,000 or 15.0%, to $5.8 million in the first quarter of 2000 from $5.0 million in the first quarter of 1999. Gross profit benefited from the acquisition of Athena and through strong sales in the other core businesses. Gross margin increased to 56.5% of net sales in 2000 from 55.9% in 1999. Gross margin was positively impacted by operating efficiencies gained in connection with the investment in IAI and the consolidation of a majority of the Denticator product line from California to Missouri. Those efficiencies were partially offset by the inclusion of Athena products, which typically carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $332,000, or 13.1%, to $2.9 million in the first quarter of 2000 from $2.5 million in the first quarter of 1999. The increase in SG&A expenses is primarily attributable to the acquisition of Athena. As a percent of net sales, SG&A expenses decreased to 28.1% in 2000 from 28.3% in 1999.

INCOME FROM OPERATIONS
         Income from operations increased $419,000 or 16.9%, to $2.9 million in the first quarter of 2000 from $2.5 million in the first quarter of 1999.

OTHER EXPENSE (INCOME)
         Other expense (income) increased $94,000 to $10,000 in the first quarter of 2000 from ($84,000) in the first quarter of 1999. The increase is primarily attributable to the inclusion in 2000 of the Company's portion of the loss from its investment in IAI and also less interest income in 2000 than in 1999 resulting from cash used in the acquisitions of Athena and IAI.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $128,000 for the first quarter of 2000 to $1.1 million from $997,000 in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On January 18, 2000 Panoramic purchased the assets and assumed a portion of the liabilities of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. Panoramic paid approximately, $434,000 in cash to the previous owner of Sav-A-Life. The purchase was principally financed through cash flows from operations.

     On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed through cash flows from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001.

     On April 2, 1999, the Company acquired Athena. The Company paid approximately $4.6 million in cash and issued approximately $430,000 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities were $1.7 million and $4.6 million for the first quarter of 2000 and 1999, respectively. Capital expenditures for property, plant and equipment were $528,000 and $476,000 for the first quarter of 2000 and 1999, respectively. During the second quarter 2000, the Company began construction on additional office and manufacturing space in Ft. Wayne, IN which is estimated to cost approximately $1.0 million. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include buildings and building improvements, panoramic X-ray machines for rental, injection molding equipment, computer numeric controlled equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The Company adopted this statement in fiscal year 2000. The adoption of this statement had no impact on operating results, statement of financial position or cash flows, as the Company does not currently have derivative instruments.

YEAR 2000 COMPLIANCE

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

May 11, 2000                      /s/ Arthur L. Herbst, Jr.
--------------------              ----------------------------------------------
Date                              Arthur L. Herbst, Jr.
                                  Executive Vice President Strategic Planning &
                                  Chief Financial Officer