Form 10-Q
period 2000-06-30
YOUNG INNOVATIONS INC
filed 2000-08-14
CIK 949874

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

Yes [X]  No [ ]


Number of shares outstanding of the Registrant's Common Stock at July 31, 2000:
                  6,498,796 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JUNE 30,         DECEMBER 31,
                                                                                       2000               1999
                                                                                     --------           --------
                                                                                         (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ...............................................          $     --           $  2,511
  Trade accounts receivable, net of allowance for doubtful accounts of $188
     and $228 in 2000 and 1999, respectively ..............................             8,093              5,735
  Inventories .............................................................             5,275              3,772
  Other current assets ....................................................             2,232              2,420
                                                                                     --------           --------
     Total current assets .................................................            15,600             14,438
                                                                                     --------           --------
Property, plant and equipment .............................................            12,909             12,523
                                                                                     --------           --------
Other assets ..............................................................             1,184              1,359
                                                                                     --------           --------
Intangible assets .........................................................            37,668             32,016
                                                                                     --------           --------
     Total assets .........................................................          $ 67,361           $ 60,336
                                                                                     ========           ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Notes payable and current portion of long-term debt .....................          $  3,320           $    373
  Accounts payable and accrued liabilities ................................             5,015              4,627
                                                                                     --------           --------
     Total current liabilities ............................................             8,335              5,000
                                                                                     --------           --------
Deferred income taxes .....................................................             2,679              2,679
                                                                                     --------           --------
Long-term debt ............................................................               575                520
                                                                                     --------           --------
Stockholders' equity:
  Common stock, voting, $.01 par value, 25,000,000 shares
      authorized, 6,498,196 and 6,504,296 shares issued and
      outstanding in 2000 and
     1999, respectively ...................................................                65                 65
  Additional paid-in capital ..............................................            26,083             26,083
  Retained earnings .......................................................            33,235             29,511
  Common stock in treasury, at cost, 314,514 and 308,414 shares in 2000 and
     1999, respectively ...................................................            (3,611)            (3,522)
                                                                                     --------           --------
     Total stockholders' equity ...........................................            55,772             52,137
                                                                                     --------           --------
     Total liabilities and stockholders' equity ...........................          $ 67,361           $ 60,336
                                                                                     ========           ========

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                           2000               1999            2000               1999
                                                       -------------      -------------    ------------       ------------
Net sales                                               $    11,860        $    10,674      $   22,051         $   19,625
    Cost of goods sold                                        5,397              4,711           9,834              8,660
                                                       -------------      -------------    ------------       ------------
Gross profit                                                  6,463              5,963          12,217             10,965
    Selling, general and administrative expenses              3,185              3,195           6,046              5,724
                                                       -------------      -------------    ------------       ------------
Income from operations                                        3,278              2,768           6,171              5,241
                                                       -------------      -------------    ------------       ------------
    Interest expense                                             16                 73              20                 73
    Other expense (income), net                                  38               (54)              45              (138)
                                                       -------------      -------------    ------------       ------------
Income before provision for income taxes                      3,224              2,749           6,106              5,306
    Provision for income taxes                                1,257              1,072           2,382              2,069
                                                       -------------      -------------    ------------       ------------
Net income                                              $     1,967        $     1,677      $    3,724         $    3,237
                                                       =============      =============    ============       ============

Basic earnings per share                                $      0.30        $      0.26      $     0.57         $     0.49
                                                       =============      =============    ============       ============

Diluted earnings per share                              $      0.30        $      0.26      $     0.57         $     0.49
                                                       =============      =============    ============       ============

Basic weighted average shares outstanding                     6,498              6,503           6,500              6,628
                                                       =============      =============    ============       ============

Diluted weighted average shares outstanding                   6,593              6,522           6,574              6,640
                                                       =============      =============    ============       ============


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     2000            1999
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net Income                                                                      $     3,724     $     3,237
                                                                                 -------------   -------------
    Adjustments to reconcile net income to cash flows from
       operating activities --
    Depreciation and amortization                                                       1,250           1,081
    Gain on sale of property, plant and equipment                                        (24)              --
    Changes in assets and liabilities --
        Trade accounts receivable                                                     (1,050)           1,126
        Inventories                                                                     (229)           (477)
        Other current assets                                                              231           (121)
        Other assets                                                                      175              64
        Accounts payable and accrued liabilities                                      (1,471)           (682)
                                                                                 -------------   -------------
             Total adjustments                                                        (1,118)             991
                                                                                 -------------   -------------
             Net cash flows from operating activities                                   2,606           4,228
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                    (6,941)         (5,690)
   Purchases of property, plant and equipment                                           (949)           (871)
   Proceeds from sale of property, plant and equipment                                     36           -----
                                                                                 -------------   -------------
             Net cash flows from investing activities                                 (7,854)         (6,561)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Payments on long term-debt                                                           (174)           (347)
   Borrowings from Revolving Line of Credit                                             4,500           4,500
   Payments on Revolving Line of Credit                                               (1,500)         (2,860)
   Purchases of treasury stock                                                          (104)         (3,228)
   Reissuance of common stock in treasury                                                  15           -----
                                                                                 -------------   -------------
           Net cash flows from financing activities                                     2,737         (1,935)
                                                                                 -------------   -------------

Net (decrease) in cash and cash equivalents                                            (2,511)         (4,268)
Cash and cash equivalents, beginning of period                                          2,511           4,337
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                          $        --     $        69
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

GENERAL:

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement in the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year or any other interim period.

     The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal recurring nature) for the fair presentation on the results of the interim periods presented.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists and consumers. The Company's product offering includes disposable and metal prophy angles, cups, brushes, panoramic x-ray machines, handpieces and related components, orthodontic toothbrushes, flavored gloves, children's toothbrushes, children's toothpastes, and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana and Texas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), Athena Technology, L.L.C. (Athena, formerly Athena Technology, Inc.), and Young PS Acquisitions, LLC. (Plak Smacker). Athena is included since its acquisition on April 2, 1999. Plak Smacker is included since its acquisition on June 13, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

3. ACQUISITIONS:

     On June 13, 2000, the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker for $6,906 in cash. The acquisition was principally financed with borrowings on the Company's credit facilities and cash flows from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated to the net assets acquired based upon their estimated fair values and are subject to adjustment when valuations are finalized. The excess of the purchase price over estimated fair value of net assets (goodwill) was $5,830 and is being amortized over 30 years. The financial statements reflect the preliminary allocation of the purchase price. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

     On January 18, 2000, Panoramic purchased the assets and assumed a portion of the liabilities of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. Panoramic paid $434 in cash to the previous owner of Sav-A-Life. The purchase was principally financed through cash flows from operations.

     On April 2, 1999, the Company acquired Athena. After a final favorable purchase price adjustment of $399 in the second quarter of 2000, the Company paid $4,241 in cash and issued $232 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair values. Adjustments were made to the purchase price allocation during the first and second quarter of 2000.The excess of purchase price over estimated fair value of net assets (goodwill) was $4,747 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

4. INVENTORIES:

    Inventories consist of the following:

                                                                            JUNE 30,   DECEMBER 31,
                                                                              2000          1999
                                                                           ---------   ---------
              Finished products......................................        $1,002      $ 1,373
              Work in process........................................         1,608        1,467
              Raw materials and supplies.............................         2,665          932
                                                                           ---------   ---------
                   Total inventories.................................        $5,275      $ 3,772
                                                                           =========   =========

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

6. REVOLVING LINE OF CREDIT:

     In June 2000, the Company borrowed $4,500 on a revolving line of credit, of which $1,500 was paid during June 2000.

7. COMMON STOCK:

    In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of December 31, 1999, the Company had completed the repurchase of 277,500 shares for $3,323 and reissued 9,000 shares in conjunction with a stock option exercise for $107. In the first quarter 2000, the Company purchased an additional 7,500 shares for $104 and reissued 1,400 shares in conjunction with stock option exercises for $15.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

NET SALES
         Net sales increased $1.2 million, or 11.1%, to $11.9 million in the second quarter of 2000 from $10.7 million in the second quarter of 1999. The increase was a result of growth in sales of products from the base business, including prophy products and panoramic x-ray machines, and from the addition of Plak Smacker sales in the second quarter of 2000. Plak Smacker was acquired on June 13, 2000.

 GROSS PROFIT
         Gross profit increased $500,000 or 8.4%, to $6.5 million in the second quarter of 2000 from $6.0 million in the second quarter of 1999. Gross profit benefited from strong sales in the base businesses and from the acquisition of Plak Smacker. Gross margin decreased to 54.5% of net sales in 2000 from 55.9% in 1999. The decrease was primarily a result of production inefficiencies in the Company's Earth City facility and of the inclusion of sales of Plak Smacker, which typically carry lower gross margins. These lower gross margins were partially offset by operating efficiencies gained in connection with the investment in IAI.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses remained consistent at $3.2 million in the second quarter of 2000 and 1999. SG&A expenses benefited from the consolidation of the Athena operations in Fort Wayne. This benefit was offset by the inclusion of Plak Smacker. As a percent of net sales, SG&A expenses decreased to 26.9% in 2000 from 29.9% in 1999.

INCOME FROM OPERATIONS
         Income from operations increased $510,000 or 18.4%, to $3.3 million in the second quarter of 2000 from $2.8 million in the second quarter of 1999. The increase is a result of the items explained above.

OTHER EXPENSE (INCOME)
         Other expense (income) increased $35,000 to $54,000 in the second quarter of 2000 from $19,000 in the second quarter of 1999. The increase is primarily attributable to the inclusion in 2000 of the Company's portion of the loss from its investment in IAI.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $185,000 for the second quarter of 2000 to $1.3 million from $1.1 million in the first quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

NET SALES
         Net sales increased $2.4 million, or 12.4%, to $22.0 million for the first six months of 2000 from $19.6 million for the first six months of 1999. The increase was a result of growth in sales of products from the base business, including prophy products and panoramic x-ray machines, and from the addition of Plak Smacker sales and a full period of sales of Athena. Plak Smacker was acquired on June 13, 2000 and Athena was acquired April 2, 1999.

 GROSS PROFIT
         Gross profit increased $1.2 million or 11.4%, to $12.2 million for the first six months of 2000 from $11.0 million for the first six months of 1999. Gross profit benefited from the acquisitions of Athena and Plak Smacker and through strong sales in the other base businesses. Gross margin decreased slightly to 55.4% of net sales for the first six months of 2000 from 55.9% of net sales for the comparable period in 1999. The decrease was a result of the inclusion of sales of Athena and Plak Smacker products, which typically carry lower gross margins and production inefficiencies in the Company's Earth City facility during the second quarter 2000. These lower gross margins were partially offset by operating efficiencies gained in connection with the investment in IAI.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $322,000, or 5.6%, to $6.0 million for the first six months of 2000 from $5.7 million for the first six months of 1999. The increase in SG&A expenses is primarily attributable to the inclusion of Athena and Plak Smacker. The increase in SG&A expenses was partially offset by the consolidation of the Athena operations in Fort Wayne along with a rationalization of administrative expenses among all lines of business. As a percent of net sales, SG&A expenses decreased to 27.4% for the first six months of 2000 from 29.2% for the comparable period in 1999.

INCOME FROM OPERATIONS
         Income from operations increased $930,000 or 17.7%, to $6.2 million for the first six months of 2000 from $5.2 million for the first six months of 1999. The increase is a result of the items explained above.

OTHER EXPENSE (INCOME)
                  Other expense (income) increased $130,000 to $65,000 for the first six months of 2000 from ($65,000) for the comparable period in 1999. The increase is primarily attributable to the inclusion in 2000 of the Company's portion of the loss from its investment in IAI.


PROVISION FOR INCOME TAXES
         Provision for income taxes increased $313,000 in 2000 to $2.4 million from $2.1 million in 1999.


LIQUIDITY AND CAPITAL RESOURCES

     On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $6.9 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

     On January 18, 2000 Panoramic purchased substantially all of the assets of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. The purchase price was $434,000 in cash and was principally financed through cash flows from operations.

     On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed through cash flows from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001.

     On April 2, 1999, the Company acquired Athena. After a favorable final purchase price adjustment of $399 in the second quarter of 2000, the Company paid approximately $4.2 million in cash and issued approximately $232,000 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The notes were paid in full by the second quarter of 2000.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flows from operating activities were $2.6 million and $4.2 million for the second quarter of 2000 and 1999, respectively. Capital expenditures for property, plant and equipment were $949,000 and $871,000 for the second quarter of 2000 and 1999, respectively. During the second quarter 2000, the Company began construction on additional office and manufacturing space in Ft. Wayne, IN which is estimated to cost approximately $1.2 million. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include buildings, building improvements, the purchase of panoramic X-ray machines for rental, injection molding equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

FORWARD-LOOKING STATEMENTS

     Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risk and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form10-K and other reports filed with the Securities and Exchange Commission.

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

                                     PART II
                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     (a)  A regular Annual Meeting of Shareholders was held on May 16, 2000.

     (b)  The following directors were elected at the Annual Meeting.

          George E. Richmond, Alfred E. Brennan, Arthur L. Herbst, Jr., Richard
          G. Richmond, Richard P. Conerly, Craig E. LaBarge, Connie H. Drisco, DDS, James R. O'Brien and Brian F. Bremer

     (c) The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

                                                 Number of Shares
                                                 ----------------
          Nominees                       For         Against       Abstain
          --------                       ---         -------       -------
          George E. Richmond             6,067,449      0          61,400

          Alfred E. Brennan              6,067,449      0          61,400

          Arthur L. Herbst, Jr.          6,067,449      0          61,400

          Richard G. Richmond            6,067,449      0          61,400

          Richard P. Conerly             6,067,449      0          61,400

          Craig E. LaBarge               6,067,449      0          61,400

          Connie H. Drisko               6,067,449      0          61,400

          James R. O'Brien               6,067,449      0          61,400

          Brian Bremer                   6,067,449      0          61,400



Item 6. Exhibits and Reports on Form 8-K

     (d)  Exhibits.

                Number      Description

                  27       Financial Data Schedule

     (e)  Reports on Form 8-K.

          On June 23, 2000 the Company filed a Form 8-K. Under item 5, the Company reported that it had acquired substantially all of the assets of Plak Smacker, Inc. on June 13, 2000.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           YOUNG INNOVATIONS, INC.

August 11, 2000               /s/  Arthur L. Herbst, Jr.
---------------            -----------------------------------------------------
Date                       Arthur L. Herbst, Jr.
                           Executive Vice President Strategic Planning &
                           Chief Financial Officer