Form 10-Q
period 2000-09-30
YOUNG INNOVATIONS INC
filed 2000-11-13
CIK 949874

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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

Yes...X... No........


Number of shares outstanding of the Registrant's Common Stock at October 31, 2000: 6,504,396 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.
                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2000             1999
                                                                                       ------------     -----------
                                                                                       (unaudited)

                                     ASSETS

           Current assets:
            Cash and cash equivalents                                                  $       -        $   2,511
            Trade accounts receivable, net of allowance for doubtful accounts
             of $238 and $228 in 2000 and 1999, respectively                               8,257            5,735
            Inventories                                                                    5,657            3,772
            Other current assets                                                           1,590            2,420
                                                                                       ---------        ---------
              Total current assets                                                        15,504           14,438
            Property, plant and equipment                                                 13,460           12,523
                                                                                       ---------        ---------
            Other assets                                                                   1,961            1,359
                                                                                       ---------        ---------
            Intangible assets                                                             37,680           32,016
                                                                                       ---------        ---------
              Total assets                                                             $  68,605        $  60,336
                                                                                       =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

           Current liabilities:
            Notes payable and current portion of long-term debt                        $   2,675        $     373
            Accounts payable and accrued liabilities                                       4,774            4,627
                                                                                       ---------        ---------
              Total current liabilities                                                    7,449            5,000
            Deferred income taxes                                                          2,679            2,679
            Long-term debt                                                                   501              520
                                                                                       ---------        ---------
          Stockholders' Equity:
             Common stock, voting, $.01 par value, 25,000,000 shares authorized,
               6,504,196 and 6,504,296 shares issued and outstanding in 2000 and
               1999, respectively                                                             65               65

          Additional paid-in capital                                                      26,093           26,083

          Retained earnings                                                               35,360           29,511

          Common stock in treasury, at cost, 308,514 and 308,414 shares in 2000
          and  1999, respectively                                                        (3,542)          (3,522)
                                                                                       ---------        ---------
      Total stockholders' equity                                                          57,976           52,137
                                                                                       ---------        ---------
      Total liabilities and stockholders' equity                                       $  68,605        $  60,336
                                                                                       =========        =========







The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                 2000             1999            2000             1999
                                                            -------------    -------------    ------------     ------------
Net sales                                                      $ 14,139         $ 10,762         $ 36,190        $ 30,388
    Cost of goods sold                                            6,841            4,763           16,675          13,424
                                                            -------------    -------------    ------------     ------------
Gross profit                                                      7,298            5,999           19,515          16,964
    Selling, general and administrative expenses                  3,764            3,037            9,810           8,761
                                                            -------------    -------------    ------------     ------------
Income from operations                                            3,534            2,962            9,705           8,203
                                                            -------------    -------------    ------------     ------------

    Interest expense                                                 64               27               85             100
    Other expense (income), net                                      29              (43)              73            (180)
                                                            -------------    -------------    ------------     ------------

Income before provision for income taxes                          3,441            2,978            9,547           8,283
    Provision for income taxes                                    1,316            1,161            3,698           3,230
                                                            -------------    -------------    ------------     ------------

Net income                                                     $  2,125         $  1,817         $  5,849        $  5,053
                                                            =============    =============    ============     ============

Basic earnings per share                                       $   0.33         $   0.28         $   0.90        $   0.77
                                                            =============    =============    ============     ============

Diluted earnings per share                                     $   0.32         $   0.28         $   0.89        $   0.77
                                                            =============    =============    ============     ============

Basic weighted average shares outstanding                         6,501            6,504            6,501           6,586
                                                            =============    =============    ============     ============

Diluted weighted average shares outstanding                       6,664            6,531            6,607           6,603
                                                            =============    =============    ============     ============




The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                2000         1999
                                                                              --------     --------

Cash flows from operating activities:
  Net Income                                                                 $ 5,849       $ 5,053
                                                                            --------      --------
    Adjustments to reconcile net income to cash flows from
       operating activities --
    Depreciation and amortization                                              1,928         1,664
    Gain on sale of property, plant and equipment                               (24)             -
    Changes in assets and liabilities --
        Trade accounts receivable                                            (1,264)         1,120
        Inventories                                                            (611)         (251)
        Other current assets                                                     873            80
        Other assets                                                           (602)          (15)
        Accounts payable and accrued liabilities                             (1,958)         (447)
                                                                            --------      --------
             Total adjustments                                               (1,658)         2,151
                                                                            --------      --------
             Net cash flows from operating activities                          4,191         7,204
                                                                            --------      --------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                           (6,941)       (5,690)
   Purchases of property, plant and equipment                                (1,894)       (1,381)
   Proceeds from sale of property, plant and equipment                            36             -
                                                                            -------       --------
             Net cash flows from investing activities                        (8,799)       (7,071)
                                                                            --------      --------

Cash flows from financing activities:
   Borrowings on long term-debt                                                5,000             -
   Payments on long term-debt                                                (3,741)         (406)
   Borrowings from revolving line of credit                                    2,845         4,500
   Payments on revolving line of credit                                      (1,997)       (4,500)
   Common stock in treasury, issued                                               94             -
   Common stock in treasury, purchased                                         (104)       (3,217)
                                                                            --------      --------
             Net cash flows from financing activities                          2,097       (3,623)
                                                                            --------      --------

Net decrease in cash and cash equivalents                                    (2,511)       (3,490)
Cash and cash equivalents, beginning of period                                 2,511         4,337
                                                                            --------      --------
Cash and cash equivalents, end of period                                     $     -       $   847
                                                                            ========      ========



The accompanying notes are an integral part of these statements

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

GENERAL:

     The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement in the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full year or any other interim period.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), Athena Technology, LLC. (Athena, formerly Athena Technology, Inc.), and Young PS Acquisitions, LLC (Plak Smacker). Athena is included since its acquisition on April 2, 1999. Plak Smacker is included since its acquisition on June 13, 2000. All significant inter-company accounts and transactions are eliminated in consolidation.

     The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

3. ACQUISITIONS:

     On June 13, 2000, the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker for $6,906 in cash. The acquisition was principally financed with borrowings on the Company's credit facilities and cash flows from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated to the net assets acquired based upon their estimated fair values. The financial statements reflect the preliminary allocation of the purchase price and are subject to adjustment when valuations are finalized. Adjustments were made to the purchase price allocation during the third quarter of 2000. The excess of the purchase price over estimated fair value of net assets (goodwill) was $6,126 and is being amortized over 30 years. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

     On January 18, 2000, Panoramic purchased the assets and assumed a portion of the liabilities of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. Panoramic paid approximately, $434 in cash to the previous owner of Sav-A-Life. The purchase was principally financed through cash flows from operations.

     On April 2, 1999, the Company acquired Athena. After a final purchase price adjustment in the second quarter of 2000, the Company paid $4,241 in cash and issued $232 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair values. Adjustments were made to the purchase price allocation during the first and second quarter of 2000.The excess of purchase price over estimated fair value of net assets (goodwill) was $4,747 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

4. INVENTORIES:


    Inventories consist of the following:
                                                                 SEPTEMBER 30,    DECEMBER 31,

                                                                     2000             1999
                                                                 ----------       ----------
              Finished products                                     $  771          $ 1,373
              Work in process                                        1,784            1,467
              Raw materials and supplies                             3,102              932
                                                                  --------          -------
                   Total inventories                                $5,657          $ 3,772
                                                                  ========          =======

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

    Other assets also include notes receivable as well as costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 to 20 years.

6. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

     At September 30, 2000 the Company had a revolving line of credit and bank notes of $2,348 outstanding. For the nine months ending September 30, 2000 the Company had borrowed $7,845 and re-paid $5,497 under these arrangements. The Company also has $828 of other notes payable and capital lease obligations at September 30, 2000.

7. COMMON STOCK:

    In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock. As of December 31, 1999, the Company had completed the repurchase of 277,500 shares for $3,323 and reissued 9,000 shares in conjunction with a stock option exercise for $107. In the first quarter 2000, the Company purchased an additional 7,500 shares for $104 and reissued 1,400 shares in conjunction with stock option exercises for $15. In the third quarter 2000 the Company reissued 6,000 shares in conjunction with stock option exercises for $69.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES
         Net sales increased $3.4 million, or 31.4%, to $14.1 million in the third quarter of 2000 from $10.8 million in the third quarter of 1999. The increase was primarily a result of the addition of Plak Smacker sales in the third quarter of 2000 as well as growth in sales of products from the base business, including prophy products and panoramic x-ray machines. Plak Smacker was acquired on June 13, 2000.

 GROSS PROFIT
         Gross profit increased $1.3 million or 21.7%, to $7.3 million in the third quarter of 2000 from $6.0 million in the third quarter of 1999. Gross profit benefited from the acquisition of Plak Smacker and from strong sales in the base business. Gross margin decreased to 51.6% of net sales in the third quarter of 2000 from 55.7% in the third quarter of 1999. The decrease was primarily a result of the inclusion of sales of Plak Smacker, which typically carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $727,000 or 23.9% to $3.8 million in the third quarter of 2000 from $3.0 million in the third quarter of 1999. The increase was primarily the result the inclusion of Plak Smacker. As a percent of net sales, SG&A expenses decreased to 26.6% in 2000 from 28.2% in 1999.

INCOME FROM OPERATIONS
         Income from operations increased $572,000 or 19.3%, to $3.5 million in the third quarter of 2000 from $3.0 million in the third quarter of 1999. The increase was a result of the items explained above.

OTHER EXPENSE (INCOME)
         Other expense (income) increased $109,000 to $93,000 in the third quarter of 2000 from ($16,000) in the third quarter of 1999. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facilities and less interest income from cash used related to the acquisition of Plak Smacker.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $155,000 for the third quarter of 2000 to $1.3 million from $1.2 million in the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES
         Net sales increased $5.8 million, or 19.1%, to $36.2 million for the first nine months of 2000 from $30.4 million for the first nine months of 1999. The increase was primarily a result of the addition of Plak Smacker sales and a full period of sales of Athena in 2000 as well as growth in sales of products from the base business, including prophy products and panoramic x-ray machines. Plak Smacker was acquired on June 13, 2000 and Athena was acquired April 2, 1999.

 GROSS PROFIT
         Gross profit increased $2.6 million or 15.0%, to $19.5 million for the first nine months of 2000 from $17.0 million for the first nine months of 1999. Gross profit benefited from the acquisitions of Athena and Plak Smacker and through strong sales in the other base business. Gross margin decreased slightly to 53.9% of net sales for the first nine months of 2000 from 55.8% of net sales for the comparable period in 1999. The decrease was a result of the inclusion of sales of Athena and Plak Smacker products, which typically carry lower gross margins. These lower gross margins were partially offset by operating efficiencies gained in connection with the investment in IAI.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $1.0 million, or 12.0%, to $9.8 million for the first nine months of 2000 from $8.8 million for the first nine months of 1999. The increase in SG&A expenses was primarily attributable to the inclusion of Athena and Plak Smacker. The increase in SG&A expenses was partially offset by the consolidation of the Athena operations in Fort Wayne. As a percent of net sales, SG&A expenses decreased to 27.1% for the first nine months of 2000 from 28.8% for the comparable period in 1999.

INCOME FROM OPERATIONS
         Income from operations increased $1.5 million or 18.3%, to $9.7 million for the first nine months of 2000 from $8.2 million for the first nine months of 1999. The increase was a result of the items explained above.

OTHER EXPENSE (INCOME)
         Other expense (income) increased $238,000 to $158,000 for the first nine months of 2000 from ($80,000) for the comparable period in 1999. The increase was attributable to additional interest expense resulting from borrowings on the Company's credit facilities and less interest income from cash used related to the acquisition of Plak Smacker as well as the inclusion of a full period in 2000 of the Company's portion of the loss from its investment in IAI.


PROVISION FOR INCOME TAXES
         Provision for income taxes increased $468,000 in the first nine months of 2000 to $3.7 million from $3.2 million in the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

     On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $6.9 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

     On January 18, 2000 Panoramic purchased substantially all of the assets of Sav-A-Life System, Inc. (Sav-A-Life), which sells emergency medical kits and related supplies and refills. The purchase price was approximately $434,000 in cash and was principally financed through cash flows from operations.

    On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed through cash flows from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001.

    On April 2, 1999, the Company acquired Athena. After a final purchase price adjustment in the second quarter of 2000, the Company paid approximately $4.2 million in cash and issued approximately $232,000 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The notes were paid in full by the Company in the second quarter of 2000.

    Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flows from operating activities were $4.2 million and $7.2 million for the first nine months of 2000 and 1999, respectively. Capital expenditures for property, plant and equipment were $1.9 million and $1.4 million for the first nine months of 2000 and 1999, respectively. During the second quarter 2000, the Company began construction on additional office and manufacturing space in Ft. Wayne, IN, which is estimated to cost approximately $1.3 million. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include buildings, building improvements, the purchase of panoramic X-ray machines for rental, injection molding equipment and upgrades to production machinery and to the Company's information systems. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

FORWARD-LOOKING STATEMENTS

    Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

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

                                   YOUNG INNOVATIONS, INC.

November 8, 2000                          /s/  Arthur L. Herbst, Jr.
----------------------             ---------------------------------------------
Date                               Arthur L. Herbst, Jr.
                                   Executive Vice President Strategic Planning &
                                   Chief Financial Officer