Form 10-K405
period 2000-12-31
YOUNG INNOVATIONS INC
filed 2001-03-29
CIK 949874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 23, 2001 (based on the closing sale price of $18.625 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $52,547,383.

Number of shares outstanding of the Registrant's Common Stock at February 23, 2001:

           6,507,296 shares of Common Stock, par value $.01 per share

     Portions of the Registrant's definitive Proxy Statement to be filed for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

FORWARD LOOKING STATEMENT

     This document (including, without limitation, Item 1 -- "Business" and
Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

     Forward-looking statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to changes in:

        -  Demand for the Company's product
        - Relationships with strategic customers, suppliers and product distributors
        -  Competition in each of the Company's product lines
        -  Dependence on and consolidation of distributors
        -  Successful integration of acquisitions
        -  Ability to manage our growth
        - Availability of acquisition candidates and the need for additional capital
        - Technological change resulting in product obsolescence; dependence on new products
        -  Government regulation
        -  Concentration of suppliers
        -  General economic conditions
        - Operational capabilities due to natural disasters or other similar unforeseen events

     This listing of factors is NOT intended to include ALL potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued.

     At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995 when they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

     Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists and consumers. The Company's product offering includes disposable and metal prophy angles, cups, brushes, panoramic x-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee and Texas.

     The Company was incorporated in July 1995 to serve as the parent company for Young Dental Manufacturing I, LLC ("Young Dental", formerly Young Dental Manufacturing Company), and The Lorvic Corporation ("Lorvic"). Young Dental acquired Lorvic in May 1995, adding to Young Dental a new line of infection control products as well as chemical engineering and manufacturing expertise. In July 1996, the Company acquired Denticator International, Inc. ("Denticator") and its line of popular low-cost disposable prophylaxis angles to complement Young's premium-priced disposable angles. In February 1998, the Company acquired Panoramic Corporation ("Panoramic"), a leading manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States. In April 1999, the Company acquired Athena Technology, LLC ("Athena", formerly Athena Technology, Inc.), which added a line of dental handpieces and related components to the Company's product line. In June 2000, the Company acquired substantially all of the assets of Plak Smacker, Inc, which added a line of orthodontic toothbrushes, children's toothbrushes, flavored examination gloves, and children's toothpastes to the Company's product line.

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

     The Company markets its products primarily in the United States. The Company also markets its products in several international markets, including Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2000.

          The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

See Item 8. Financial Statements and Supplementary Data for financial information about the professional and retail segments of the Company's business.

PRODUCTS

     The Company markets disposable and metal prophy angles, cups, brushes and pastes (collectively, "Prophy Products"), fluorides, infection control products, dental X-ray equipment, dental handpieces and related components, orthodontic brushes and supplies, flavored examination gloves, and children's toothbrushes and toothpastes.

     Prophy Products. The Company believes it manufactures and sells the broadest line of prophy products in the domestic professional dental products market. The Company is able to achieve its substantial share of this market by providing prophy products at both premium and popular prices. The Company generally prices its Young branded prophy products at premium levels and its Denticator branded prophy products at popular price levels. The Company's broad range of prophy products enables it to be a single-source supplier to its distributors.

     Prophy products consist of two components: 1) an angle which is attached to and extends from a standard, low-speed dental handpiece, and 2) a rubber cup or brush which is attached to the angle and performs the cleaning function. During the prophylaxis process, the cup or brush is filled with abrasive paste, which is applied to the teeth as the prophy cup rotates. The dental professional polishes both the visible portion of the tooth and the subgingival portion (below the gum line). The Company's prophy products include several configurations of metal autoclavable prophy angles and single-use disposable plastic prophy angles. Prophy cups and brushes, which are paired with metal prophy angles, are sold as single-use items. Disposable prophy angles are sold as assembled units with a cup or brush already attached. The Company produces and markets a number of different disposable prophy angles, including both traditional right angle and contra angle configurations. Virtually all of the Company's metal prophy angles are sealed against penetration of matter from patients' mouths (thus reducing the risk of cross-contamination and damage to the prophy angle) and are designed for easy maintenance. Because such metal prophy angles function optimally only when used with the Company's cups and brushes, most dentists who purchase the Company's metal prophy angles also purchase the Company's cups and brushes.

     Other Preventive Products. The Company's other preventive products include fluorides used in dental offices and at home to reduce cavities and tooth sensitivity; applicators used by dental professionals to apply fluoride to patients' teeth; and plaque disclosants, which are liquids or tablets that identify the presence of plaque when applied to tooth surfaces.

     Infection Control Products. The Company's line of infection control products includes products such as indicator tape and tabs used to verify the effectiveness of a sterilizer; Nyclave wrap used to wrap instruments during sterilization so that sterility is maintained until use; barrier products used to wrap operatory knobs, handles and other devices that cannot be sterilized; and surgical milk and instrument care products used to inhibit corrosion, remove rust and lubricate hinged instruments in connection with the autoclave process (sterilization through the use of steam).

     X-Ray Equipment. The Company markets a line of dental X-ray equipment under the Panoramic brand name. Panoramic's PC 1000 X-ray machine produces a high quality image of the entire dental arch in one X-ray film. Panoramic X-ray's present an anatomical assessment of the entire oral cavity and surrounding structures. The Company believes this allows a dentist to more accurately diagnose and treat the patient, providing better overall care. Panoramic's Laser 1000 cephalometric X-ray system allows analysis of the exact relationship of various anatomical reference points of the patient's anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. The device is used by oral surgeons to detect pathology and also to determine bone and teeth alignment before and after surgery.

     Handpieces and Components. The Company manufactures and markets a line of high-speed and low-speed dental handpieces. The Company also offers high-speed and low-speed handpiece repair services. High-speed handpieces, commonly referred to as dental drills, are used in a variety of operative and restorative dental procedures. Low-speed handpieces are used by dentists and dental hygienists in the teeth cleaning, or prophylaxis procedure. Prophylaxis angles, such as the disposable or autoclavable prophylaxis angles sold by the Company, attach to a low-speed handpiece, which provides drive power for the angle. Low-speed handpieces are also used in certain operative and restorative dental procedures, though to a lesser extent than high-speed handpieces. The Company's handpieces are sold under the Athena Champion brand name, as well as through private label agreements with certain dental distributors.

     Orthodontic and Children's Homecare Products. The Company markets a line of orthodontic tools, brushes, flavored examination gloves, children's toothbrushes and toothpastes, and miscellaneous supplies.

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

     Private Label and OEM Products. In addition to branded products, the Company designs, develops and produces a limited number of private label and OEM products for dental distributors and other professional dental product manufacturers.

MARKETING AND DISTRIBUTION

     The Company markets its prophy, preventive and handpiece products to dental professionals worldwide primarily through a network of dental product distributors. The Company actively supports its distributor relationships with Company sales personnel in the United States, independent sales representatives in Canada and sales representatives in countries outside of North America. Until July 1997, the Company used independent non-exclusive sales representatives and a small number of Company employees for its marketing and sales efforts in the United States. In an effort to more efficiently market its products, the Company decided to switch from independent sales representatives to Company employees who focus on selling the Company's products exclusively.

     The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company which accounted for 17.0%, and 11.7% respectively, of the Company's sales in 2000. The Company has no formal agreements with its distributors which generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

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

     The Company's panoramic X-ray products are marketed in the United States and Canada directly to the end user, primarily by direct mail, trade shows and a limited amount of advertising in trade and professional journals. Panoramic also utilizes distributors to market its products in a number of other countries.

     The Company's orthodontic kits and related supplies and flavored examination gloves are sold directly to orthodontists and dentists. Children's homecare products are marketed directly to dental professionals, government "head-start" programs, as well as through retail mass merchandisers.

PRODUCT DEVELOPMENT

     The Company's engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company's manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed a short prophy cup for its line of prophy angles to allow for easier access to the back of the patient's mouth. Many of the new products or product improvements developed by the Company are patented.

MANUFACTURING AND SUPPLY

     The Company manufactures most of its products and product components other than X-ray equipment. In May 1999, the Company acquired a one-third interest in International Assembly Inc. ("IAI"), a contract manufacturer located in Mexico that assembles a majority of the disposable prophy angles for Young Dental and Denticator.

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

     Handpieces and Components. The Company uses a variety of state-of-the-art computer numerically controlled machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces. Certain other handpiece component parts are sourced from a variety of OEMs. The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands.

     Orthodontic and Children's Homecare Products. The Company sources most of its orthodontic, children's homecare products, and flavored examination gloves from manufacturers in Asia, principally China and Thailand. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

     Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

COMPETITION

     The Company competes with manufacturers of both branded and private label dental products in each of the markets it serves. According to Strategic Dental Marketing, Inc., an independent market research firm, the Company had the largest domestic market share of distributor sales in Prophy Products during 2000, 1999 and 1998.

     The Company believes that dental professionals place major importance on the proven reliability of the Company's products and are generally not price-sensitive. Young Dental and Lorvic compete on the basis of the quality and reliability of their products as well as their reputations. As a result, Young Dental and Lorvic typically charge premium prices for their products. By contrast, Denticator, Panoramic, and Plak Smacker products are targeted at more price-sensitive dental service providers. Panoramic competes with seven competitors, six of which are foreign manufacturers.

     The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company and include DENTSPLY International, Inc., Oral-B Laboratories, StarDental, a division of DentalEZ Group, KaVo America, Proctor and Gamble Co., Colgate-Palmolive Co., and Planmeca OY.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 250 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, their ages and their positions with the Company as of December 31, 2000 are set forth below. All officers serve at the pleasure of the board.



       NAME                       AGE    POSITION                             PRINCIPAL OCCUPATION DURING PAST 5 YEARS
       ----                       ---    ---------                            ----------------------------------------
       George E. Richmond........ 67     Chairman of the Board, Chief         President of Young Dental Manufacturing Company
                                         Executive Officer and Director       ("Young Dental") (predecessor to the Company)
                                                                              from 1961 until 1997. Chief Executive Officer
                                                                              and a Director of the Company since its
                                                                              organization in 1995 and Chairman of the Board
                                                                              since 1997. Director of UMB Bank of St. Louis,
                                                                              National Association.

       Alfred E. Brennan......... 48     President, Chief Operating Officer   President since July 1998, Chief Operating
                                         and Director                         Officer of the Company since October 1997, and
                                                                              Director of the Company since August 1997.
                                                                              Senior Associate of Dewar Sloan, a dental
                                                                              consulting company, from 1995 until October
                                                                              1997. President of the Dental Instrument
                                                                              Division of DENTSPLY International, Inc, a
                                                                              manufacturer of dental supplies and equipment
                                                                              from 1991 to 1994. Director of Unico Systems
                                                                              Inc., a dental consulting company.


       Arthur L. Herbst, Jr. .... 37     Executive Vice President of          Chief Financial Officer since February 1999,
                                         Strategic Planning, Chief            Executive Vice President of Strategic Planning
                                         Financial Officer and Director       since October 1998 and a Director of the Company
                                                                              since November 1997.  Vice President and
                                                                              Portfolio Manager with Roberts, Glore & Co, a
                                                                              registered investment advisor, from September
                                                                              1995 to November 1998.  Director of Corporate
                                                                              Finance of DENTSPLY International, Inc. from May
                                                                              1993 through August 1995. Treasurer of GENDEX
                                                                              Corp., a manufacturer of dental and medical
                                                                              equipment, from November 1990 to June 1993.

        Eric J. Stetzel..........  44     Vice President                      Vice President since February 1999, President of
                                                                              Young Acquisitions Company since February 1998,
                                                                              President of Panoramic Rental Corp. since April
                                                                              1998. President of Panoramic Corporation from
                                                                              1986 to February 1998.



ITEM 2. PROPERTIES.

    The Company's facilities are as follows:


                DESCRIPTION                  SQUARE FEET       LOCATION                OWNED/LEASED
        ------------------------------------ ----------- --------------------- ------------------------------

       Corporate Headquarters
           and Manufacturing.............       54,000   Earth City, Missouri              Owned
        Manufacturing....................       12,000   Brownsville, Texas                Owned
        Manufacturing....................       21,000   Sacramento, California  Leased, expires December 2001;
                                                                                       option to purchase
        Office and Manufacturing.........       28,000   Fort Wayne, Indiana               Owned
        Office and Manufacturing.........        4,000   Fort Wayne, Indiana     Leased, expires December 2002
        Office and Distribution..........       24,000   Riverside, California     Leased, expires March 2002

        Distribution.....................       13,000   Morristown, Tennessee   Leased on month to month terms

        Office...........................        3,000   Algonquin, Illinois       Leased, expires March 2005



     The Company believes that its facilities are generally in good condition. The Company is in process of expanding its operations in Fort Wayne, Indiana with additional office and manufacturing space and exploring other expansion opportunities in Earth City, Missouri.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and its subsidiaries from time to time are parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material effect on the Company's business, financial condition, results of operations or cash flows.

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


                  --------------------------------------------------------------------------------
                                                                                Market Price
                  --------------------------------------------------------------------------------
                  Quarter                                                   High           Low
                  -------                                                 -------       -------
                  1999
                  First...............................................    $13.375       $11.75
                  Second..............................................    $14.75        $12
                  Third...............................................    $15           $13.875
                  Fourth..............................................    $14.875       $13.875

                  2000
                  First...............................................    $16.125       $13.25
                  Second..............................................    $17.875       $14.75
                  Third...............................................    $21.75        $15.0625
                  Fourth..............................................    $19.25        $13.5625
                  --------------------------------------------------------------------------------

     On February 23, 2001, there were approximately 33 holders of record of the Company's Common Stock.

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

Condition and Results of Operations" in Item 7. All amounts except per share data are expressed in thousands.




                                                                      YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                        2000(1)     1999(2)   1998(3)(4)    1997       1996(5)
                                                      ---------   ---------   ---------  ---------   ---------
INCOME STATEMENT DATA:
  Net sales........................................    $ 51,387    $ 42,712    $ 36,595   $ 24,986    $ 21,580
  Cost of goods sold...............................      24,000      18,825      16,467     10,129       9,470
                                                      ---------   ---------   ---------  ---------   ---------
  Gross profit.....................................      27,387      23,887      20,128     14,857      12,110
  Selling, general and administrative expenses.....      13,754      12,195      10,623      7,333       5,790
                                                      ---------   ---------   ---------  ---------   ---------
  Income from operations...........................      13,633      11,692       9,505      7,524       6,320
  Interest expense and other, net..................         108         (32)       (326)       876       1,097
                                                      ---------   ----------  ---------- ---------   ---------
  Income before provision for income taxes               13,525      11,724       9,831      6,648       5,223
  Provision for income taxes.......................       5,220       4,572       3,782      2,538       1,955
                                                      ---------   ---------   ---------  ---------   ---------
  Net income.......................................    $  8,305    $  7,152    $  6,049   $  4,110    $  3,268
                                                       ========    ========    ========   ========    ========
  Basic earnings per share.........................    $   1.28    $   1.09    $   0.89   $   0.86    $   0.74
                                                       ========    ========    ========   ========    ========
  Basic weighted average common shares
     outstanding...................................       6,501       6,566       6,763      4,775       4,444
  Diluted earnings per share.......................    $   1.26    $   1.09    $   0.89   $   0.86    $   0.74
                                                       ========    ========    ========   ========    ========
  Diluted weighted average common shares
     outstanding...................................       6,609       6,586       6,805      4,782       4,444



                                                                      AS OF DECEMBER 31,
                                                      ---------------------------------------------------------
                                                       2000(1)    1999(2)    1998(3)(4)    1997        1996(5)
                                                      --------    -------    ----------  --------     ---------
BALANCE SHEET DATA:
  Working capital (deficit).....................       $11,578     $ 9,438     $10,100    $16,375     $ (5,772)
  Total assets..................................        69,592      60,336      54,744     45,429       32,481
  Total debt (including current maturities).....           592         893          --         --       16,406
  Stockholders' equity..........................        60,437      52,137      48,201     41,208       10,311

----------

(1) On June 13, 2000 the Company acquired substantially all of the assets of Plak Smacker. The income statement data for the year ended December 31, 2000 include results of operations for Plak Smacker from June 13, 2000 through December 31, 2000. The balance sheet data as of December 31, 2000 include the Plak Smacker acquisition as of that date.

(2) On April 2, 1999, the Company acquired Athena. The income statement data for the year ended December 31, 1999 include results of operations for Athena from April 2, 1999 through December 31, 1999. The balance sheet data as of December 31, 1999 include Athena as of that date.

(3) On February 27, 1998, the Company acquired substantially all of the assets of Panoramic. The income statement data for the year ended December 31, 1998 include results of operations for Panoramic from February 27, 1998 through December 31, 1998. The balance sheet data as of December 31, 1998 include the Panoramic acquisition as of that date.

(4) Weighted average common shares outstanding increased from 1997 to 1998 as a result of the issuance of 2.3 million shares in connection with the Company's initial public offering in November, 1997.

(5) On July 22, 1996, the Company acquired substantially all of the assets of Denticator. The income statement data for the year ended December 31, 1996 include results of operations for Denticator from July 22, 1996 through December 31, 1996. The balance sheet data as of December 31, 1996 include the Denticator acquisition as of that date.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company develops, manufactures and markets supplies and equipment used by dentists and dental hygienists. The Company's product offering includes disposable and metal prophylaxis (prophy) angles, cups, brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes and infection control products. The Company believes it is the leading manufacturer and distributor of prophylaxis angles and cups (used in teeth cleaning and polishing procedures) and panoramic X-ray equipment in the United States.

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

     On February 27, 1998, the Company acquired the assets of Panoramic for $13.9 million cash plus 62,500 shares of the Company's Common Stock and assumed approximately $3.9 million of Panoramic's liabilities, of which $2.6 million was repaid at closing. On April 2, 1999, the Company acquired the stock of Athena. After a final purchase price adjustment in 2000, the Company paid $4.2 million in cash plus $232,000 in notes payable to the previous shareholders. On June 13, 2000 the Company acquired the assets of Plak Smacker for approximately $7.1 million in cash. The results of operations for these acquisitions are included in the consolidated financial statements since the date of acquisition. The acquisitions were accounted for as purchase transactions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.


                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                        2000      1999        1998
                                                        ----      ----        ----
Net sales.........................................     100.0%    100.0%      100.0%
Cost of goods sold................................      46.7      44.1        45.0
                                                     -------   -------     -------
Gross profit......................................      53.3      55.9        55.0
Selling, general and administrative expenses......      26.8      28.5        29.0
                                                     -------   -------     -------
Income from operations............................      26.5      27.4        26.0
Interest expense and other, net...................        .2       -           (.9)
                                                     -------   -------     -------
Income before income taxes........................      26.3      27.4        26.9
Provision for income taxes........................      10.1      10.7        10.4
                                                     -------   -------     -------
Net income........................................      16.2%     16.7%       16.5%
                                                     =======   =======     =======


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net Sales- Net sales increased $8.7 million, or 20.3%, to $51.4 million in 2000 from $42.7 million in 1999. The increase was primarily attributable to the inclusion of sales of Plak Smacker (acquired on June 13, 2000). The balance of the increase was due to higher sales of prophy products and x-ray machines during 2000 as compared to 1999 sales levels.

    Gross Profit- Gross profit increased $3.5 million, or 14.7%, to $27.4 million in 2000 from $23.9 million in 1999. Gross profit was favorably impacted by the acquisition of Plak Smacker and by the increased prophy product and x-ray machine sales. Gross margin decreased to 53.3% of net sales in 2000 from 55.9% in 1999. This decrease was primarily attributable to the inclusion of Plak Smacker sales which typically earn lower gross margins.

    Selling, General, and Administrative Expenses ("SG&A")- SG&A expenses increased $1.6 million, or 12.8%, to $13.8 million in 2000 from $12.2 million in 1999 primarily due to the inclusion of expenses of Plak Smacker. As a percent of net sales, SG&A expenses decreased to 26.8% in 2000 from 28.5% in 1999 due to operating efficiencies realized from consolidating prior acquisitions and strong operating expense control.

     Income from Operations- Income from operations increased $1.9 million or 16.6%, to $13.6 million in 2000 from $11.7 million in 1999 as a result of the factors explained above.

    Interest Expense- Interest expense decreased to $99,000 in 2000 from $105,000 in 1999.

    Other Expense (Income)- Other expense increased $146,000 to $9,000 in 2000 from ($137,000) in 1999 primarily due to a full year inclusion of the Company's portion of the loss from its investment in International Assembly, Inc. ("IAI") during 2000.

    Provision for Income Taxes- Provision for income taxes increased $648,000 in 2000 to $5.2 million from $4.6 million for 1999 primarily as a result of higher pre-tax income.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net Sales- Net sales increased $6.1 million, or 16.7%, to $42.7 million in 1999 from $36.6 million in 1998. The increase was primarily attributable to the inclusion of sales of Athena (acquired April 2, 1999) and a full year of Panoramic (acquired on February 27, 1998). The balance of the increase was due to higher sales of prophy products and x-ray machines during 1999 as compared to 1998 sales levels.

    Gross Profit- Gross profit increased $3.8 million, or 18.7%, to $23.9 million in 1999 from $20.1 million in 1998. Gross profit was favorably impacted by the acquisitions of Athena and Panoramic and by the increased prophy product sales. Gross margin increased to 55.9% of net sales in 1999 from 55.0% in 1998. This increase was attributable to improvements obtained from the transfer and consolidation of the majority of the manufacturing operations of the Denticator product line from California to Missouri. This benefit was partially offset by the inclusion of Athena sales and Panoramic for the full year, which typically carry lower margins.

    Selling, General, and Administrative Expenses ("SG&A")- SG&A expenses increased $1.6 million, or 14.8%, to $12.2 million in 1999 from $10.6 million in 1998 primarily due to the inclusion of expenses of Athena and a full year of expenses of Panoramic. As a percent of net sales, SG&A expenses decreased to 28.5% in 1999 from 29.0% in 1998.

    Income from Operations- Income from operations increased $2.2 million or 23.0%, to $11.7 million in 1999 from $9.5 million in 1998 as a result of the factors explained above.

    Interest Expense- Interest expense increased from $0 in 1998 to $105,000 in 1999. The increase was a result of interest on borrowings on the Company's revolving line of credit during 1999 as well as debt and capital leases associated with the acquisition of Athena.

    Other Income- Other income decreased $189,000 to $137,000 in 1999 from $326,000 in 1998 primarily due to less interest income and gains on the disposal of assets in 1998 as compared to 1999, as well as the inclusion of the Company's portion of the loss from its investment in IAI during 1999.

    Provision for Income Taxes- Provision for income taxes increased $800,000 in 1999 to $4.6 million from $3.8 million for 1998 primarily as a result of higher pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7.1 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

     On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed through cash flows from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2001. The Company is in negotiations to extend this agreement.

     On April 2, 1999, the Company acquired Athena. After a final purchase price adjustment during 2000, the Company paid approximately $4.2 million in cash and issued approximately $232,000 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit.

     On February 27, 1998, the Company acquired the net assets of Panoramic. The Company paid approximately $13.9 million in cash plus $1.0 million (62,500 shares) of its common stock. The acquisition was principally financed with cash remaining from the net proceeds of the Company's initial public offering.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flow from operating activities was $7.7 million, $8.9 million, and $6.4 million for 2000, 1999 and 1998, respectively. Capital expenditures for property, plant and equipment were $2.2 million, $1.5 million, and $1.1 million in 2000, 1999 and 1998, respectively. The Company has begun construction of additional manufacturing and office space in Fort Wayne, Indiana. The Company had paid $552,000 and has additional fixed commitments of approximately $900,000 as of December 31, 2000 relating to this project. The total estimated cost of this facility is expected to cost approximately $1.7 million. The Company is also exploring additional manufacturing space in Earth City, MO, which is expected to cost approximately $2.0 million. Consistent with the Company's historical capital expenditures, additional future capital expenditures are expected to include panoramic X-ray machines for rental, injection molding equipment, computer equipment and upgrades to production machinery and to the Company's information systems. During 2000, the Company borrowed $9.2 million under a credit arrangement for the acquisition of Plak Smacker and for working capital needs. $130,000 remained outstanding on the Company's Line-of-Credit at December 31, 2000. During March 2001, the Company entered into a one year $20.0 million credit arrangement at an interest rate of LIBOR + 1%. The agreement is unsecured and contains various financial and other covenants. Management believes the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value. The Company is required to adopt this statement no later than the beginning of fiscal year 2001. The adoption of this statement is not expected to have an impact on operating results, statement of financial position or cash flows, as the Company does not currently invest in derivative instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

    We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. (a Missouri corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

St. Louis, Missouri,
January 31, 2001

                             YOUNG INNOVATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                     December 31
                                                                                                -----------------------
                                                                                                   2000        1999
                                                                                                   ----        ----
                                                        ASSETS

Current assets:
   Cash and cash equivalents...............................................................     $       --   $   2,511
   Trade accounts receivable, net of allowance for doubtful accounts of $220 and $228,
     respectively..........................................................................          9,322       5,735
   Inventories.............................................................................          6,144       3,772
   Other current assets....................................................................          1,498       2,420
                                                                                                ----------  ----------
           Total current assets............................................................         16,964      14,438
                                                                                                ----------  ----------
Property, plant and equipment, net.........................................................         13,256      12,523
                                                                                                ----------  ----------
Other assets...............................................................................          1,972       1,359
                                                                                                ----------  ----------
Intangible assets..........................................................................         37,400      32,016
                                                                                                ----------  ----------
                Total assets...............................................................     $   69,592  $   60,336
                                                                                                ==========  ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit................................................................     $      130  $       --
   Current maturities of long-term debt....................................................            178         373
   Accounts payable and accrued liabilities................................................          5,078       4,627
                                                                                                     -----  ----------
           Total current liabilities.......................................................          5,386       5,000
                                                                                                ----------  ----------
Long-term debt.............................................................................            284         520
                                                                                                ----------  ----------
Deferred income taxes......................................................................          3,485       2,679
                                                                                                ----------  ----------
Stockholders' equity:
   Common stock, voting, $.01 par value, 25,000,000 shares authorized, 6,504,596 and
     6,504,296 shares issued and outstanding in 2000 and 1999, respectively................             65          65
   Additional paid-in capital..............................................................         26,093      26,083
   Retained earnings.......................................................................         37,816      29,511
   Common stock in treasury, at cost, 308,114 and 308,414 shares in 2000 and 1999,
     respectively..........................................................................         (3,537)     (3,522)
                                                                                                ----------  ----------
           Total stockholders' equity......................................................         60,437      52,137
                                                                                                ----------  ----------
                Total liabilities and stockholders' equity.................................     $   69,592  $   60,336
                                                                                                ==========  ==========


      The accompanying notes are an integral part of these balance sheets.

                             YOUNG INNOVATIONS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    Years Ended December 31
                                                                          ---------------------------------------------
                                                                               2000           1999           1998
                                                                               ----           ----           ----

Net sales............................................................     $      51,387   $      42,712  $      36,595
     Cost of goods sold..............................................            24,000          18,825         16,467
                                                                          --------------  -------------  -------------
Gross profit.........................................................            27,387          23,887         20,128
     Selling, general and administrative expenses....................            13,754          12,195         10,623
                                                                          --------------  -------------  -------------
Income from operations...............................................            13,633          11,692          9,505
     Interest expense................................................                99             105             -
     Other expense (income), net.....................................                 9            (137)          (326)
                                                                          --------------  -------------  -------------
Income before provision for income taxes.............................            13,525          11,724          9,831
      Provision for income taxes.....................................             5,220           4,572          3,782
                                                                          --------------  -------------  -------------
Net income...........................................................     $       8,305   $       7,152  $       6,049
                                                                          =============   =============  =============
Basic earnings per share.............................................     $        1.28   $        1.09  $         .89
                                                                          =============   ============== =============
Diluted earnings per share...........................................     $        1.26   $        1.09  $         .89
                                                                          =============   =============  =============
Basic weighted average shares outstanding............................         6,501,491       6,565,621      6,762,522
                                                                          =============   =============  =============
Diluted weighted average shares outstanding..........................         6,609,275       6,586,394      6,804,626
                                                                          =============   =============  =============













        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                                                 Unrealized
                                            Additional                Common       Gain on
                                  Common     Paid-In     Retained    Stock in    Marketable    Comprehensive
                                  Stock      Capital     Earnings    Treasury    Securities        Income       Total
                                  -----      -------     --------    --------    ----------        ------       -----

BALANCE, December 31, 1997...     $  67      $ 25,131   $ 16,310      $ (309)         $ 9                      $ 41,208

     Net income..............        -           -         6,049          -            -          $ 6,049         6,049
     Change in unrealized
       gain (loss) on
       marketable
       securities, net of
       tax...................        -           -          -             -            (9)             (9)           (9)
                                                                                                  -------
     Comprehensive income....                                                                     $ 6,040
                                                                                                  =======
     Additional shares
       issued................        1           999        -             -            -                          1,000
     Equity issuance costs...        -           (47)       -             -            -                            (47)
                                  ----      --------   --------    --------       -------                      --------
BALANCE, December 31, 1998...       68        26,083     22,359        (309)           -                         48,201

     Net income..............        -             -      7,152          -             -         $  7,152         7,152
     Common stock in
       treasury,
       purchased.............       (3)            -          -      (3,320)           -                         (3,323)
     Stock options,
       exercised.............        -             -          -         107            -                            107
                                                                                                ---------
     Comprehensive income....                                                                     $ 7,152
                                  ----      --------   --------    --------       -------       =========      --------
BALANCE, December 31, 1999...       65        26,083     29,511      (3,522)           -                         52,137

     Net income..............        -             -      8,305           -            -         $  8,305         8,305
     Common stock in
       treasury,
       purchased.............        -             -          -        (104)           -                           (104)
     Stock options,
       exercised.............        -            10          -          89            -                             99
                                                                                                ---------
     Comprehensive income....                                                                     $ 8,305
                                  ----      --------   --------    --------       -------       =========      --------
BALANCE, December 31, 2000
                                  $ 65      $ 26,093   $ 37,816    $ (3,537)      $    -                       $ 60,437
                                  ====      ========   ========    =========      =======                      ========

        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                          Years Ended December 31
                                                                                   --------------------------------------
                                                                                       2000         1999         1998
                                                                                       ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................       $   8,305     $   7,152    $   6,049
                                                                                     ---------     ---------    ---------
   Adjustments to reconcile net income to cash flows from operating activities-
       Depreciation and amortization..........................................           2,694         2,270        1,698
       Deferred income taxes..................................................             884           962          661
       Gain on sale of equipment..............................................             (24)            -          (13)
       Changes in assets and liabilities-
         Trade accounts receivable............................................          (2,329)          354       (2,103)
         Inventories..........................................................          (1,098)           61         (154)
         Other current assets.................................................             887          (236)        (198)
         Other assets.........................................................            (113)           23          (58)
         Accounts payable and accrued liabilities.............................          (1,507)       (1,685)         560
                                                                                     ---------     ---------    ---------
           Net cash flows provided by operating activities....................           7,699         8,901        6,442
                                                                                     ---------     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for acquisitions, net of cash acquired............................          (7,088)       (4,640)     (13,875)
   Payments for investment in IAI.............................................               -        (1,050)           -
   Purchases of property, plant and equipment.................................          (2,176)       (1,478)      (1,058)
   Other investing activities.................................................            (464)            -          114
                                                                                     ---------     ---------    ---------
           Net cash flows used in investing activities........................          (9,728)       (7,168)     (14,819)
                                                                                     ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt.................................................            (607)         (343)           -
   Borrowings on revolving line of credit.....................................           9,191         4,500            -
   Payments on revolving line of credit.......................................          (9,061)       (4,500)           -
   Proceeds from stock options exercised......................................              99           107            -
   Common stock in treasury, purchased .......................................            (104)       (3,323)           -
   Equity issuance costs......................................................               -             -          (47)
                                                                                     ---------     ---------    ---------
           Net cash flows used in financing activities........................            (482)       (3,559)         (47)
                                                                                     ---------     ---------    ---------
Net decrease in cash and cash equivalents.....................................          (2,511)       (1,826)      (8,424)
Cash and cash equivalents, beginning of period................................           2,511         4,337       12,761
                                                                                     ---------     ---------    ---------
Cash and cash equivalents, end of period......................................       $       -     $   2,511    $   4,337
                                                                                     =========     =========    =========

        The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  DESCRIPTION OF BUSINESS:

Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups, prophy brushes, handpieces (dental drills) and related components, panoramic x-ray machines, fluorides and infection control products, orthodontic brushes, flavored examination gloves, as well as children's toothbrushes and toothpastes used for home care. The Company's manufacturing facilities are located in Missouri, California, Indiana and Texas. Export sales were less than 10% of total net sales for 2000, 1999 and 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), Athena Technology, LLC. (Athena, formerly Athena Technology, Inc.) and Young PS Acquisitions, LLC (Plak Smacker). Panoramic is included since its acquisition on February 27, 1998, Athena is included since its acquisition on April 2, 1999 and Plak Smacker is included since its acquisition on June 13, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.

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

The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. These services totaled $632 in 2000 and $174 from May 17, 1999 through December 31, 1999. The investment is being accounted for under the equity method of accounting. Equity income (losses) (using a 3 month lag) is recorded net, after reduction of goodwill amortized straight-line over 10 years. Goodwill of approximately $931 is based upon the excess of the amount paid for its interest in IAI over the fair value of its portion of IAI's net assets at the date of the investment. The Company's share of losses and goodwill amortization for IAI is included in other expenses and totaled $203 for the period from October 1, 1999 to September 30, 2000 and $80 for the period from May 17, 1999 to September 30, 1999. The Company's portion of IAI's income
(loss), net of goodwill amortization, for the fourth quarter 2000 is expected to be less than $25.

Other assets also include notes receivable and costs related to patents issued to the Company and pending patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years.

INTANGIBLE ASSETS

Intangible assets, consisting of goodwill, are stated at cost less accumulated amortization. Amortization is determined using the straight-line method over periods ranging from 10 to 40 years.

LONG-LIVED ASSETS

If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and accounts payable. The estimated fair value of these instruments approximates their carrying value.

ADVERTISING COSTS

Advertising costs are expensed when incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $602, $802 and $749 for 2000, 1999 and 1998, respectively.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time of passage of title, generally when the products are shipped. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.

EQUIPMENT RENTED TO OTHERS

Since the acquisition of Panoramic in 1998, the Company owns x-ray equipment rented on a month-to-month basis to customers. Installation costs of the equipment are capitalized and amortized over four years. A liability for the removal costs of the equipment expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2000 and 1999.

OTHER EXPENSE (INCOME)

Other expense (income) includes the Company's portion of losses from its investment in IAI, interest income, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business. In 2000, 1999 and 1998, interest income totaled $119, $139 and $216, respectively.


INCOME TAXES

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $4,020, $4,014 and $3,379 for the payment of federal and state income taxes and $99, $105, and $-0- for the payment of interest during 2000, 1999, and 1998, respectively.

3.  ACQUISITIONS:

On June 13, 2000 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker. The Company paid $7,053 in cash. The acquisition was principally financed with borrowings on the Company's credit facilities and through cash flows from operations. The acquisition was accounted for as a purchase transaction. The preliminary purchase price was allocated based upon estimates of fair value of assets and liabilities. This excess of purchase price (as preliminarily allocated) over the estimated fair value of net assets acquired (goodwill) was $6,126 and is being amortized over 30 years. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

On April 2, 1999, the Company acquired Athena. After a final purchase price adjustment in the second quarter of 2000, the Company paid $4,241 in cash and issued $232 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash flows from operations and borrowings on the Company's revolving line of credit. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair values. This excess of purchase price over estimated fair value of net assets (goodwill) was $4,747 and is being amortized over 40 years. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

On February 27, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Panoramic. The Company paid $13,875 in cash and issued $1,000 (62,500 shares) of common stock. The cash portion of the purchase price was principally financed with the net proceeds remaining from the Company's initial public offering. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value. The excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $10,445 and is being amortized over 40 years. The results of operations for Panoramic are included in the consolidated financial statements since February 27, 1998.

4.  SEGMENT INFORMATION:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 2000, with the acquisition of Plak Smacker, the Company has two operating segments according to SFAS No. 131: professional and retail. The professional segment sells products to dentists and dental hygienists. The retail segment sells products to consumers through mass merchandisers. The Company believes it is appropriate to aggregate business units into the segments presented below. This aggregation is due to similarities in economic characteristics, customers, the nature of the products and the nature of the production processes.

The table below is a summary of certain financial information relating to the two segments for 2000.


                                                                Professional     Retail       Consolidated
                                                                ------------     ------       ------------
        Net sales............................................      $ 48,737       $ 2,650        $51,387
        Income from operations...............................      $ 13,428       $   205        $13,633



5.  CONCENTRATIONS OF CUSTOMERS:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 30% and 29% of accounts receivable as of December 31, 2000 and 1999, respectively.

6.  INVENTORIES:

Inventories consist of the following:

                                                                                         December 31
                                                                                     ---------------------
                                                                                       2000       1999
                                                                                       ----       ----
         Finished products......................................................       $ 3,708    $ 1,373
         Work in process........................................................         1,569      1,467
         Raw materials and supplies.............................................           867        932
                                                                                       -------    -------
                    Total inventories...........................................       $ 6,144    $ 3,772
                                                                                       =======    =======

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                        December 31
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                      ----        ----
         Land.................................................................       $    508    $    508
         Buildings and improvements...........................................          4,068       3,988
         Machinery and equipment..............................................         12,427      11,664
         Equipment rented to others...........................................          4,966       4,605
         Construction in progress.............................................            552           -
                                                                                     --------     -------
                                                                                       22,521      20,765

         Less-  Accumulated depreciation......................................         (9,265)     (8,242)
                                                                                     --------    --------
                    Total property, plant and equipment, net..................       $ 13,256    $ 12,523
                                                                                     ========    ========


Machinery and equipment under capital lease and related accumulated depreciation was $794 and $238 at December 31, 2000 and was $794 and $121 at December 31, 1999.

8.  OTHER ASSETS:

Other assets consist of the following:

                                                                                           December 31
                                                                                         -----------------
                                                                                          2000     1999
                                                                                          ----     ----
         Patents.....................................................................    $ 315    $ 313
         Investment in IAI...........................................................      767      970

         Notes receivable, long-term.................................................        500       --
         Other.......................................................................        390       76
                                                                                          ------   ------
                    Total other assets...............................................     $1,972   $1,359
                                                                                          ======   ======


9.  INTANGIBLE ASSETS:

Intangible assets consist of the following:

                                                                                        December 31
                                                                                   -----------------------
                                                                                      2000        1999
                                                                                      ----        ----
         Goodwill.............................................................       $ 40,977    $ 34,592
         Less-  Accumulated amortization......................................         (3,577)     (2,576)
                                                                                     --------    --------
                    Total intangible assets...................................       $ 37,400    $ 32,016
                                                                                     ========    ========

Amortization of goodwill totaled $1,001, $848, and $698 for 2000, 1999, and 1998, respectively.

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

                                                                                         December 31
                                                                                     ---------------------
                                                                                       2000       1999
                                                                                       ----       ----
         Accounts payable.......................................................       $ 1,491    $   767
         Accrued salaries and bonuses...........................................         1,191      1,675
         Accrued expenses and other ............................................         2,396      2,185
                                                                                       -------    -------
                    Total accounts payable and accrued liabilities..............       $ 5,078    $ 4,627
                                                                                       =======    =======

11.  LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

In April 1999 and again in June 2000, the Company entered into one-year revolving credit arrangements, which provide a line of credit up to $5,000 at an interest rate of LIBOR + 1%. During 2000, the Company had borrowed $9,191 and re-paid $9,061 under these arrangements. At December 31, 2000, the Company had an outstanding revolving line of credit balance of $130. During 1999, the Company borrowed $4,500 from the line and repaid the entire balance. There was no balance outstanding at December 31, 1999. Capitalized lease obligations of $462 were also outstanding at December 31, 2000.

Future maturities of the line of credit and capital lease obligations are as follows:

                              2001.................................                       $  308
                              2002.................................                          141
                              2003.................................                           75
                              2004.................................                           68
                                                                                          ------
                              Total..............................                         $  592
                                                                                          ======


12.  COMMON STOCK:

During 2000, the Company repurchased 7,500 shares of its common stock for $104 and reissued 7,800 shares in conjunction with stock option exercises for $99. During 1999, the Company completed the repurchase of 277,500 shares for $3,323 and reissued 9,000 shares in conjunction with a stock option exercise for $107. In March 1999, the Company authorized the repurchase of up to 300,000 shares of its common stock.

13.  STOCK OPTIONS:

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999. A total of 650,000 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 2000, 622,800 options had been granted.

A summary of the options outstanding and exercisable are as follows:

                                                                                                 Weighted
                                                                                Range of         Average
                                                                                Exercise         Exercise
                                                                  Shares         Prices           Price
                                                                  ------    ---------------     ---------
          Outstanding, January 1, 1998.....................       234,600   $12.00 - $13.50       $12.03
          Granted..........................................       133,000   $12.38 - $17.50       $14.83
          Exercised........................................             -          -                -
          Forfeited........................................        19,200        $12.00           $12.00
                                                                 --------
          Outstanding, December 31, 1998...................       348,400   $12.00 - $17.50       $13.10
                                                                 ========
          Exercisable at December 31, 1998.................        58,750   $12.00 - $17.50       $13.13
                                                                 ========

          Outstanding, January 1, 1999.....................       348,400   $12.00 - $17.50       $13.10
          Granted..........................................       254,000   $12.69 - $13.94       $13.91
          Exercised........................................         9,000        $12.00           $12.00
          Forfeited........................................        68,100   $12.00 - $17.00       $12.59
                                                                 --------
          Outstanding, December 31, 1999...................       525,300   $12.00 - $17.50       $13.58
                                                                 ========
          Exercisable at December 31, 1999.................        91,575   $12.00 - $17.50       $13.28
                                                                 ========

          Outstanding, January 1, 2000.....................       525,300   $12.00 - $17.50       $13.58
          Granted..........................................         -              -                -
          Exercised........................................         7,800   $12.00 - $15.00       $12.77
          Forfeited........................................         4,900   $12.00 - $15.00       $13.22
                                                                 --------
          Outstanding, December 31, 2000...................       512,600   $12.00 - $17.50       $13.60
                                                                 ========
          Exercisable at December 31, 2000.................       292,000   $12.00 - $17.50       $13.49
                                                                 ========

The weighted average remaining contractual life of the options outstanding at December 31, 2000 is 8.0 years. As of January 1, 2001, 323,650 shares were exercisable with a range of exercise prices from $12.00 - $17.50 with a weighted average price of $13.36.

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

                                          Year Ended                       Year Ended                    Year Ended
                                       December 31, 2000               December 31, 1999             December 31, 1998
                                 ------------------------------    ---------------------------    -------------------------
                                       As             Pro              As            Pro              As           Pro
                                    Reported         Forma          Reported        Forma          Reported       Forma
                                    --------         -----          --------        -----          --------       -----
                                           Unaudited                       Unaudited                     Unaudited
   Net income..................    $ 8,305         $ 7,556           $ 7,152      $ 6,668          $ 6,049      $ 5,541
   Earnings per share:
     Basic.....................    $  1.28         $  1.16           $  1.09      $  1.02          $   .89      $   .82
     Diluted...................    $  1.26         $  1.14           $  1.09      $  1.01          $   .89      $   .81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 27.8% and 45.0% for 1999 and 1998, respectively; (iii) risk free interest rate of 6.4% and 5.3% for 1999 and 1998, respectively; and (iv) expected life of 8.8 years for 1999 and 8.0 years for 1998. The weighted average fair value of the options at the grant date was $7.47 and $9.09 for 1999 and 1998, respectively. No options were granted in 2000.

14.  EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options, if any, using the treasury stock method. For 2000, 1999 and 1998, the weighted average shares outstanding during the period of 6,501,491, 6,565,621, and 6,762,522, respectively, used for Basic EPS, was increased by the dilutive impact of stock options of 107,784, 20,773, and 42,104, respectively, for a total of 6,609,275, 6,586,394, and 6,804,626 shares, respectively, used for Diluted EPS.

15.       QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                             1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
                                                             --------   --------    --------    --------      ----
2000
----
Net sales.................................................... $10,191    $11,860     $14,139     $15,197    $51,387
Gross profit.................................................   5,753      6,463       7,298       7,873     27,387
Net income...................................................   1,757      1,967       2,125       2,456      8,305
Earnings per share - basic...................................     .27        .30         .33         .38       1.28
Earnings per share - diluted.................................     .27        .30         .32         .37       1.26

1999
----
Net sales....................................................  $8,951    $10,674     $10,762     $12,325    $42,712
Gross profit.................................................   5,002      5,963       5,999       6,923     23,887
Net income...................................................   1,560      1,677       1,817       2,098      7,152
Earnings per share - basic...................................     .23        .26         .28         .32       1.09
Earnings per share - diluted.................................     .23        .26         .28         .32       1.09

16.  INCOME TAXES:

The components of the provision for income taxes are as follows:

                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2000       1999       1998
                                                                             ----       ----       ----
          Current.....................................................       $ 4,336    $ 3,610    $ 3,121
          Deferred....................................................           884        962        661
                                                                             -------    -------    -------
                     Total provision for income taxes.................       $ 5,220    $ 4,572    $ 3,782
                                                                             =======    =======    =======


The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:

                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2000       1999       1998
                                                                             ----       ----       ----
          Income before provision for income taxes....................     $  13,525   $ 11,724    $ 9,831
          U.S. federal income tax rate................................           34%        34%        34%
                                                                           ---------   --------    -------
                     Computed income taxes............................         4,599      3,986      3,343
          Goodwill amortization.......................................           135        128         97
          Other.......................................................            69         53        (26)
                                                                           ---------   --------    -------
                     Provision for federal income taxes...............         4,803      4,167      3,414
          State income taxes, net of federal tax benefit..............           417        405        368
                                                                           ---------   --------    -------
                     Provision for income taxes.......................     $   5,220   $  4,572    $ 3,782
                                                                           =========   ========    =======
          Effective tax rate..........................................           39%        39%        38%
                                                                           =========   ========    =======


Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

                                                                                             December 31
                                                                                      ---------------------
                                                                                         2000       1999
                                                                                         ----       ----
         Deferred income tax assets:
           Trade accounts receivable............................................       $    85   $     85
           Inventories..........................................................           182        182
           Accrued liabilities..................................................           755        833
                                                                                       -------   --------
                    Total deferred income tax assets............................         1,022      1,100
                                                                                       -------   --------
         Deferred income tax liabilities:
           Property, plant and equipment........................................        (1,723)    (1,409)
           Intangibles..........................................................        (1,284)      (849)
           Other................................................................          (478)      (421)
                                                                                       -------   --------
                    Total deferred income tax liabilities.......................        (3,485)    (2,679)
                                                                                       -------   --------
         Net deferred income tax liability......................................       $(2,463)  $ (1,579)
                                                                                       =======   ========

Current deferred income tax assets of $1,022 and $1,100 are included in other current assets as of December 31, 2000 and 1999, respectively.

17.  MAJOR CUSTOMERS:

The percentage of net sales to major distributors to total net sales consist of the following:

                                                                                      Years Ended
                                                                                      December 31
                                                                              -----------------------------
                     Distributor                                                2000      1999      1998
                     -----------                                                ----      ----      ----
          Henry Schein, Inc.................................................  17.0%     17.7%     17.4%
          Patterson Dental Company..........................................  11.7      14.7      13.1


18.  SALES OF EQUIPMENT RENTED TO OTHERS:

Panoramic periodically sells x-ray equipment that has been rented to customers in its normal course of business. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of the equipment were $1,434, $1,170 and $801 for 2000, 1999 and 1998, respectively and gross profit from the sales was $712, $642 and $416 for 2000, 1999 and 1998, respectively.

19.  EMPLOYEE BENEFITS:

The Company has a defined contribution 401(k) plan covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $234, $26, and $26 for 2000, 1999 and 1998, respectively. The company also has certain nonqualified bonus and profit sharing plans covering substantially all employees. A majority of these plans were redesigned or eliminated for 2000. Compensation expense related to these plans was $6, $638, and $742 in 2000, 1999, and 1998, respectively. The Company also provides certain healthcare insurance benefits for substantially all employees.

20.  RELATED-PARTY TRANSACTIONS:

The Company sells products to, and pays for services from, a corporation in which a principal stockholder of the Company has an equity interest. Net sales to such corporation totaled $77, $86, and $54 in 2000, 1999, and 1998, respectively. Amounts paid for services totaled $3, $3 and $7 in 2000, 1999 and 1998, respectively.

Since the acquisition of Panoramic in 1998, the Company provides administrative services for a corporation in which an officer of the Company has an equity interest. This corporation provides financing for certain purchasers of the Company's products. Net sales of the Company's products through financing arrangements with such corporation totaled $0, $277, and $1,051 during 2000, 1999, and 1998, respectively. Net sales from such corporation totaled $16, $18 and $16 in 2000, 1999, and 1998 and the accounts receivable from the corporation totaled $12, $4 and $246 at December 31, 2000, 1999 and 1998, respectively.

In August 2000, the Company loaned an officer of the Company $500 in accordance with a three year unsecured promissory note at an interest rate of 6.27% payable annually. The note is included in other long-term assets on the balance sheet at December 31, 2000. Interest income of $13 related to this note was recorded in 2000.

21.  COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their businesses. Management believes there are no such proceedings pending or threatened against the Company or its subsidiaries which, if determined adversely, would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

The Company has begun construction of additional manufacturing and office space in Fort Wayne, Indiana. The Company had paid $552,000 and has additional fixed commitments of approximately $900,000 as of December 31, 2000 relating to this project.

22.  ACCOUNTING STANDARD NOT YET IMPLEMENTED:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Information concerning the Company's directors called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.
     (b)  Reference is made to "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

    Information concerning this item will be included under the captions "Executive Compensation" and "Option Grants" in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information concerning this item will be included under the caption "Securities Ownership of Management and Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.






ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2001 Annual Meeting of Stockholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements-- Reference is made to Item 8 hereof:
           Consolidated Balance Sheets - December 31, 2000 and 1999 Consolidated Statements of Income - Years ended December 31, 2000, 1999, and 1998
           Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, 1999, and 1998
           Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999, and 1998
           Notes to Consolidated Financial Statements - December 31, 2000

     (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 1998, 1999 and 2000:

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

10.8*** Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.

10.9*** Employment Agreement dated October 25, 1999, by and between Young Innovations, Inc. and Eric J. Stetzel.

10.10****  Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to Young Innovations, Inc.

10.11****  Employment Agreement dated July 25, 2000, by and between Young
           Innovations, Inc. and George E. Richmond.

10.12****  Consulting Agreement dated January 8, 2001, by and between Young
           Innovations, Inc. and Richard G. Richmond.

21****     Subsidiaries of the Registrant

23****     Consent of Arthur Andersen LLP

24         Power of Attorney (included on Signature page)


--------------------------------
* Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.
*** Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
****  Filed herewith.

    (b)   Reports on Form 8-K, none.

    (c) See the exhibit index for the exhibits filed as part of or incorporated by reference in this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2001

                                           YOUNG INNOVATIONS, INC.

                                           By:    /s/ GEORGE E. RICHMOND
                                                  ----------------------------
                                                      George E. Richmond
                                                      Chief Executive Officer

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



                       SIGNATURE                               TITLE                                DATE
                       ---------                               -----                                ----
             /s/   GEORGE E. RICHMOND           Chief Executive Officer, Director              March 23, 2001
                   -------------------------    (Principal Executive Officer)
                   George E. Richmond

             /s/   ALFRED E. BRENNAN            President, Chief Operating Officer,            March 23, 2001
                   -------------------------    Director
                   Alfred E. Brennan

             /s/   ARTHUR L. HERBST, JR.        Executive Vice President, Chief Financial      March 23, 2001
                   -------------------------    Officer, Director
                   Arthur L. Herbst, Jr.        (Principal  Financial Officer and
                                                Principal Accounting Officer)

             /s/   RICHARD G. RICHMOND          Director                                       March 23, 2001
                   -------------------------
                   Richard G. Richmond

             /s/   RICHARD P. CONERLY           Director                                       March 23, 2001
                   -------------------------
                   Richard P. Conerly

             /s/   CONNIE H. DRISKO             Director                                       March 23, 2001
                   -------------------------
                   Connie H. Drisko

             /s/   JAMES R. O'BRIEN             Director                                       March 23, 2001
                   -------------------------
                   James R. O'Brien

             /s/   CRAIG E. LABARGE             Director                                       March 23, 2001
                   -------------------------
                   Craig E. LaBarge

             /s/   BRIAN F. BREMER              Director                                       March 23, 2001
                   -------------------------
                   Brian F. Bremer

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

10.8*** Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.

10.9*** Employment Agreement dated October 25, 1999, by and between Young Innovations, Inc. and Eric R. Stetzel.

10.10****  Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to Young Innovations, Inc.

10.11****  Employment Agreement dated July 25, 2000, by and between Young
           Innovations, Inc. and George E. Richmond.

10.12****  Consulting Agreement dated January 8, 2001, by and between Young
           Innovations, Inc. and Richard G. Richmond.

21****     Subsidiaries of the Registrant

23****     Consent of Arthur Andersen LLP

25         Power of Attorney (included on Signature page)


-------------------------------
* Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
** Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.
*** Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.
****  Filed herewith.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Young Innovations, Inc.:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Young Innovations, Inc. and subsidiaries included in this Form 10-K Annual Report and have issued our report thereon dated January 31, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K Annual Report is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

St. Louis, Missouri
January 31, 2001

                             YOUNG INNOVATIONS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999, and 2000
                                 (IN THOUSANDS)



                                    ADDITIONS
                   ------------------------------------------

                                  BALANCE         CHARGED TO                                          BALANCE
                                  BEGINNING       COSTS AND                                            AT END
                                   OF YEAR        EXPENSES        ACQUISITIONS      DEDUCTIONS        OF YEAR
                                   -------        --------        ------------      ----------        -------
Allowance for doubtful
 Receivables
1998......................           $ 80           $ 87             $ 37               $ 20           $ 184
1999......................            184            126               70                152             228
2000......................            228            (25)             100                 83             220