Form 10-Q
period 2001-03-31
YOUNG INNOVATIONS INC
filed 2001-05-11
CIK 949874

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001


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

Yes...X... No........


Number of shares outstanding of the Registrant's Common Stock at April 30, 2001:
              6,532,643 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.
                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                MARCH 31,     DECEMBER 31,
                                                                                                  2001            2000
                                                                                              -------------   ------------
                                                                                                (unaudited)

                                                           ASSETS

                  Current assets:
                    Cash and cash equivalents....................................................   $2,081       $  ---
                    Trade accounts receivable, net of allowance for doubtful accounts of $224
                       and $220 in 2001 and 2000, respectively...................................    8,116        9,322
                    Inventories..................................................................    6,539        6,144
                    Other current assets.........................................................    1,752        1,498
                                                                                                  ---------   ---------
                               Total current assets..............................................   18,488       16,964
                                                                                                  --------    ---------
                  Property, plant and equipment..................................................   13,943       13,256
                                                                                                  --------    ---------
                  Other assets...................................................................    2,355        1,972
                                                                                                 ---------    ---------
                  Intangible assets..............................................................   37,101       37,400
                                                                                                  --------    ---------
                       Total assets..............................................................  $71,887      $69,592
                                                                                                  ========    =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

                  Current liabilities:
                    Current maturities of long-term debt.........................................  $   177     $   308
                    Accounts payable and accrued liabilities.....................................    5,344       5,078
                                                                                                 ---------   ---------
                       Total current liabilities.................................................    5,521       5,386
                                                                                                 ---------   ---------
                  Deferred income taxes..........................................................    3,485       3,485
                                                                                                 ---------   ---------
                  Long-term debt, less current maturities........................................      242         284
                                                                                                 ---------   ---------
                  Stockholders' equity:
                    Common stock, voting, $.01 par value, 25,000,000 shares authorized,
                       6,531,143 and 6,504,596 shares issued and outstanding in 2001 and
                       2000, respectively.......................................................       65           65
                    Additional paid-in capital..................................................   26,129       26,093
                    Retained earnings...........................................................   39,782       37,816
                    Common stock in treasury, at cost, 281,567 and 308,114 shares in 2001 and
                       2000, respectively.......................................................   (3,337)      (3,537)
                                                                                                ---------    ---------
                       Total stockholders' equity...............................................   62,639       60,437
                                                                                                ---------    ---------
                       Total liabilities and stockholders' equity...............................  $71,887      $69,592
                                                                                                =========    =========

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2001            2000
                                                    --------------  ------------
Net sales                                               $13,929         $10,191
   Cost of goods sold                                     6,816           4,438
                                                    --------------  ------------
Gross profit                                              7,113           5,753
   Selling, general and administrative
   expenses                                               3,958           2,861
                                                    --------------  ------------
Income from operations                                    3,155           2,892
                                                    --------------  ------------
   Other income (expense), net                               41            (10)
                                                    --------------  ------------
Income before provision for income taxes                  3,196           2,882
   Provision for income taxes                             1,230           1,125
                                                    --------------  ------------
Net income                                               $1,966          $1,757
                                                    ==============  ============

Basic earnings per share                                  $0.30           $0.27
                                                    ==============  ============

Diluted earnings per share                                $0.30           $0.27
                                                    ==============  ============

Basic weighted average shares outstanding                 6,514           6,502
                                                    ==============  ============

Diluted weighted average shares outstanding               6,651           6,554
                                                    ==============  ============

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2001            2000
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net Income                                                                           $1,966          $1,757
                                                                                 -------------   -------------
    Adjustments to reconcile net income to cash flows from
       operating activities --
    Depreciation and amortization                                                         693            614
    Gain on sale of property, plant and equipment                                          --             (24)
    Changes in assets and liabilities --
        Trade accounts receivable                                                       1,206            (211)
        Inventories                                                                      (395)           (505)
        Other current assets                                                             (254)            449
        Other assets                                                                     (383)             89
        Accounts payable and accrued liabilities                                          287            (443)
                                                                                 -------------   -------------
             Total adjustments                                                          1,154             (31)
                                                                                 -------------   -------------
             Net cash flows from operating activities                                   3,120           1,726
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                         --            (434)
   Purchases of property, plant and equipment                                          (1,102)           (528)
   Proceeds from sale of property, plant and equipment                                     --              36
                                                                                 -------------   -------------
             Net cash flows from investing activities                                  (1,102)           (926)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Payments on long term-debt                                                             (43)            (70)
   Payments on revolving line of credit                                                 (130)              --
   Proceeds from stock options exercised                                                  236              15
   Purchases of treasury stock                                                             --            (104)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                        63            (159)
                                                                                 -------------   -------------

Net increase in cash and cash equivalents                                               2,081             641
Cash and cash equivalents, beginning of period                                             --           2,511
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                              $ 2,081        $  3,152
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)

1. GENERAL:

     This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year or any other interim period.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal recurring nature) for the fair presentation on the results of the interim periods presented.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment for the professional and retail dental markets. The Company's product offering includes disposable and metal prophy angles, cups, brushes, panoramic x-ray machines, handpieces, orthodontic toothbrushes, flavored gloves, children's toothbrushes, children's toothpastes, and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana and Texas.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

4.  SEGMENT INFORMATION:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." With the acquisition of Plak Smacker in June 2000, the Company has two operating segments according to SFAS No. 131: professional and retail. The professional segment sells products to dentists and dental hygienists. The retail segment sells products to retail customers through mass merchandisers. The Company believes it is appropriate to aggregate business units into the segments presented below. This aggregation is due to similarities in economic characteristics, customers, the nature of the products and the nature of the production processes.

The table below is a summary of certain financial information relating to the two segments for the first quarter of 2001.

                                                                Professional     Retail       Consolidated
                                                                ------------     ------       ------------
        Net sales............................................      $  12,720       $  1,209      $13,929
        Income from operations...............................      $   3,076       $     79      $ 3,155

5. INVENTORIES:

    Inventories consist of the following:

                                                                            MARCH 31,      DECEMBER 31,
                                                                              2001             2000
                                                                           ----------      ------------
              Finished products......................................        $ 4,013        $ 3,708
              Work in process........................................          1,740          1,569
              Raw materials and supplies.............................            786            867
                                                                             -------        -------
                   Total inventories.................................        $ 6,539        $ 6,144
                                                                             =======        =======

6.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                        2001             2000
                                                                                        ----             ----
         Land.................................................................     $      508      $      508
         Buildings and improvements...........................................          4,068           4,068
         Machinery and equipment..............................................         12,719          12,427
         Equipment rented to others...........................................          5,019           4,966
         Construction in progress.............................................          1,215             552
                                                                                     --------        --------
                                                                                       23,529          22,521

         Less- Accumulated depreciation.......................................         (9,586)         (9,265)
                                                                                     --------        --------
                    Total property, plant and equipment, net..................       $ 13,943        $ 13,256
                                                                                     ========        ========

7. OTHER ASSETS:

     On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in early 2002.

8. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

     In March 2001, the Company entered into a $20,000 credit arrangement at an interest rate of LIBOR +1%. As of March 31, 2001, there were no borrowings under this arrangement. At December 31, 2000, the Company had $130 outstanding on its revolving line of credit. The entire balance was paid during the first quarter of 2001.

9.   COMMITMENTS AND CONTINGENCIES:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

NET SALES
         Net sales increased $3.7 million, or 36.7%, to $13.9 million in the first quarter of 2001 from $10.2 million in the first quarter of 2000. The increase was primarily a result of the addition of Plak Smacker sales in the first quarter of 2001 as well as growth in sales of products from the base business, including prophy products and panoramic x-ray machines. Plak Smacker was acquired on June 13, 2000.

 GROSS PROFIT
         Gross profit increased $1.3 million or 23.6%, to $7.1 million in the first quarter of 2001 from $5.8 million in the first quarter of 2000. Gross profit benefited from the acquisition of Plak Smacker and from strong sales in the base business. Gross margin decreased to 51.1% of net sales in the first quarter of 2001 from 56.5% in the first quarter of 2000. The decrease was primarily a result of the inclusion of sales of Plak Smacker, which typically carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
         SG&A expenses increased $1.1 million or 38.3% to $4.0 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. The increase was primarily the result the inclusion of Plak Smacker. As a percent of net sales, SG&A expenses increased to 28.4% in 2001 from 28.1% in 2000.

INCOME FROM OPERATIONS
         Income from operations increased $263,000 or 9.1%, to $3.2 million in the first quarter of 2001 from $2.9 million in the first quarter of 2000. The increase was a result of the items explained above.

OTHER INCOME (EXPENSE)
         Other income (expense) increased $51,000 to $41,000 in the first quarter of 2001 from ($10,000) in the first quarter of 2000. The increase was primarily attributable to the Company's portion of the income from investment in IAI compared with a loss in the year earlier period.

PROVISION FOR INCOME TAXES
         Provision for income taxes increased $105,000 for the first quarter of 2001 to $1.2 million from $1.1 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7.0 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flows from operating activities were $3.1 million and $1.7 million for the first three months of 2001 and 2000, respectively. Capital expenditures for property, plant and equipment were $1.1 million and $528,000 for the first three months of 2001 and 2000, respectively. In 2000, the Company began construction on additional office and manufacturing space in Ft. Wayne, IN, which is estimated to cost approximately $1.7 million. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include buildings, building improvements, the purchase of panoramic X-ray machines for rental, injection molding equipment and upgrades to production machinery and to the Company's information systems. In March 2001, the Company entered into a three year $20 million credit arrangement at an interest rate of LIBOR + 1%. Administrative fees for this arrangement are based on .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. The credit arrangement will be used primarily to fund future acquisitions and may be used for working capital, capital expenditures as well as other corporate needs.

FORWARD-LOOKING STATEMENTS

     Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed with the Securities and Exchange Commission.

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

         (a) Exhibits - None

         (b) No reports on Form 8-K were filed during the quarter


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   YOUNG INNOVATIONS, INC.

May 11, 2001                       /s/  Arthur L. Herbst, Jr.
----------------------             ---------------------------------------------
Date                               Arthur L. Herbst, Jr.
                                   Executive Vice President Strategic Planning &
                                   Chief Financial Officer