Form 10-Q
period 2001-06-30
YOUNG INNOVATIONS INC
filed 2001-08-14
CIK 949874

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


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

Yes...X... No........


Number of shares outstanding of the Registrant's Common Stock at July 31, 2001:
                  6,539,543 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                             YOUNG INNOVATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                         JUNE 30,       DECEMBER 31,
                                                                                                           2001             2000
                                                                                                         --------         --------
                                                                                                       (unaudited)
                                             ASSETS
Current assets:
  Cash and cash equivalents ....................................................................         $    236         $   --
  Trade accounts  receivable,  net of allowance for doubtful accounts of $465
     and $220 in 2001 and 2000, respectively ...................................................            9,850            9,322
  Inventories ..................................................................................            7,991            6,144
  Other current assets .........................................................................            2,066            1,498
                                                                                                         --------         --------
     Total current assets ......................................................................           20,143           16,964
                                                                                                         --------         --------
Property, plant and equipment, net .............................................................           18,726           13,256
                                                                                                         --------         --------
Other assets ...................................................................................            1,708            1,972
                                                                                                         --------         --------
Intangible assets ..............................................................................           44,794           37,400
                                                                                                         --------         --------
     Total assets ..............................................................................         $ 85,371         $ 69,592
                                                                                                         ========         ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .........................................................         $  1,368         $    308
  Accounts payable and accrued liabilities .....................................................            7,045            5,078
                                                                                                         --------         --------
     Total current liabilities .................................................................            8,413            5,386
                                                                                                         --------         --------
Deferred income taxes ..........................................................................            3,516            3,485
                                                                                                                          --------
Long-term debt, less current maturities ........................................................            8,410              284
                                                                                                         --------         --------

Stockholders' equity:
  Common stock, voting, $.01 par value, 25,000,000 shares authorized,
     6,539,043 and 6,504,596 shares issued and outstanding in 2001 and
     2000, respectively ........................................................................               65               65
  Additional paid-in capital ...................................................................           26,160           26,093
  Retained earnings ............................................................................           42,050           37,816
  Common stock in  treasury, at cost, 273,667 and 308,114 shares in 2001 and
     2000, respectively ........................................................................           (3,243)          (3,537)
                                                                                                         --------         --------
     Total stockholders' equity ................................................................           65,032           60,437
                                                                                                         --------         --------
     Total liabilities and stockholders' equity ................................................         $ 85,371         $ 69,592
                                                                                                         ========         ========


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                           2001               2000            2001               2000
                                                       -------------      -------------    ------------       ------------
Net sales                                                   $15,022            $11,860         $28,951            $22,051
    Cost of goods sold                                        7,087              5,397          13,903              9,834
                                                       -------------      -------------    ------------       ------------
Gross profit                                                  7,935              6,463          15,048             12,217
    Selling, general and administrative expenses              4,237              3,185           8,195              6,046
                                                       -------------      -------------    ------------       ------------
Income from operations                                        3,698              3,278           6,853              6,171
                                                       -------------      -------------    ------------       ------------
    Other expense (income), net                                   9                 54             (32)                65
                                                       -------------      -------------    ------------       ------------
Income before provision for income taxes                      3,689              3,224           6,885              6,106
    Provision for income taxes                                1,420              1,257           2,650              2,382
                                                       -------------      -------------    ------------       ------------
Net income                                                   $2,269             $1,967          $4,235             $3,724
                                                       =============      =============    ============       ============

Basic earnings per share                                      $0.35              $0.30           $0.65              $0.57
                                                       =============      =============    ============       ============

Diluted earnings per share                                    $0.34              $0.30           $0.64              $0.57
                                                       =============      =============    ============       ============

Basic weighted average shares outstanding                     6,534              6,498           6,524              6,500
                                                       =============      =============    ============       ============

Diluted weighted average shares outstanding                   6,684              6,593           6,668              6,574
                                                       =============      =============    ============       ============


The accompanying notes are an integral part of these statements.

                             YOUNG INNOVATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   2001                 2000
                                                                                 --------              -------
Cash flows from operating activities:
  Net Income                                                                     $  4,235              $ 3,724
                                                                                 --------              -------
    Adjustments to reconcile net income to cash flows from
       operating activities --
    Depreciation and amortization                                                   1,450                1,250
    Deferred Income Taxes                                                            (155)                --
    Gain on sale of property, plant and equipment                                    --                    (24)
    Changes in assets and liabilities --
        Trade accounts receivable                                                     823               (1,050)
        Inventories                                                                  (889)                (229)
        Other current assets                                                         (294)                 231
        Other assets                                                                  258                  175
        Accounts payable and accrued liabilities                                      260               (1,471)
                                                                                 --------              -------
             Total adjustments                                                      1,453               (1,118)
                                                                                 --------              -------
             Net cash flows from operating activities                               5,688                2,606
                                                                                 --------              -------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                 (9,091)              (6,941)
   Purchases of property, plant and equipment                                      (5,907)                (949)
   Proceeds from sale of property, plant and equipment                               --                     36
                                                                                 --------              -------
             Net cash flows from investing activities                             (14,998)              (7,854)
                                                                                 --------              -------

Cash flows from financing activities:
   Borrowings of long-term debt                                                     9,610                4,500
   Payments on long- term debt                                                       (424)              (1,674)
   Proceeds from stock options exercised                                              360                   15
   Purchases of treasury stock                                                       --                   (104)
                                                                                 --------              -------
           Net cash flows from financing activities                                 9,546                2,737
                                                                                 --------              -------

Net increase in cash and cash equivalents                                             236               (2,511)
Cash and cash equivalents, beginning of period                                       --                  2,511
                                                                                 --------              -------
Cash and cash equivalents, end of period                                         $    236              $  --
                                                                                 ========              =======

The accompanying notes are an integral part of these statements

                             YOUNG INNOVATIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)

GENERAL:

     This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year or any other interim period.

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

1. DESCRIPTION OF BUSINESS:

     Young Innovations, Inc. (the Company) develops, manufactures and markets supplies and equipment for the professional and retail dental markets. The Company's product offering includes disposable and metal prophy angles, cups, brushes, panoramic x-ray machines, handpieces, orthodontic toothbrushes, flavored gloves, children's toothbrushes, children's toothpastes, and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Colorado, Indiana and Texas.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries, Young Dental Manufacturing I, LLC. (Young Dental, formerly Young Dental Manufacturing Company), The Lorvic Corporation (Lorvic), Denticator International, Inc. (Denticator), Young Acquisitions Company and Panoramic Rental Corp. (collectively, Panoramic), Athena Technology, LLC. (Athena, formerly Athena Technology, Inc.), Young PS Acquisitions, LLC (Plak Smacker), and Young Colorado, LLC (Biotrol/Challenge). Plak Smacker is included since its acquisition on June 13, 2000. Biotrol/Challenge is included since its acquisition on June 12, 2001. All significant inter-company accounts and transactions are eliminated in consolidation.

3.  ACQUISITIONS:

     On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Biotrol/Challenge. The Company paid $9,091 in cash. The acquisition was principally financed with borrowings on the Company's credit facilities and through cash flows from operations. The acquisition was accounted for as a purchase transaction. The preliminary purchase price was allocated based upon estimates of fair value of assets and liabilities, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price allocation will not have a material impact on the consolidated results of operations or financial position of the company. This excess of purchase price (as preliminarily allocated) over the estimated fair value of net assets acquired (goodwill) was $7,874 and is being amortized over 40 years. The results of operations for Biotrol/Challenge are included in the consolidated financial statements since June 12, 2001.

     On June 13, 2000 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker. The Company paid $7,053 in cash. The acquisition was principally financed with borrowings on the Company's credit facilities and through cash flows from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value of assets and liabilities. This excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $6,211 and is being amortized over 30 years. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.


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

The following tables present certain financial information about the Company's two business segments:

                                             Three Months Ended                                   Six Months Ended
                                               June 30, 2001                                       June 30, 2001
                               -----------------------------------------------       -------------------------------------------
                                 Professional       Retail      Consolidated         Professional      Retail     Consolidated
                                 ------------       ------      ------------         ------------      ------     ------------
Net sales .....................    $13,770          $1,252         $15,022             $26,490         $2,461        $28,951
Income from operations ........    $ 3,591          $  107         $ 3,698             $ 6,667         $  186        $ 6,853



                                             Three Months Ended                                   Six Months Ended
                                               June 30, 2000                                       June 30, 2000
                               -----------------------------------------------       -------------------------------------------
                                 Professional       Retail      Consolidated         Professional      Retail     Consolidated
                                 ------------       ------      ------------         ------------      ------     ------------
Net sales....................      $ 11,639         $  221         $ 11,860             $ 21,830       $  221         $22,051
Income from operations.......      $  3,266         $   12         $  3,278             $  6,159       $   12         $ 6,171


5. INVENTORIES:

    Inventories consist of the following:

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2001            2000
                                                                            --------      -----------
              Finished products......................................        $ 4,224        $ 3,708
              Work in process........................................          1,857          1,569
              Raw materials and supplies.............................          1,910            867
                                                                             -------        -------
                   Total inventories.................................        $ 7,991        $ 6,144
                                                                             =======        =======

6.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                        ----             ----
         Land.................................................................      $   1,086      $      508
         Buildings and improvements...........................................          7,337           4,068
         Machinery and equipment..............................................         14,787          12,427
         Equipment rented to others...........................................          5,160           4,966
         Construction in progress.............................................            380             552
                                                                                     --------        --------
                                                                                       28,750          22,521

         Less- Accumulated depreciation.......................................        (10,024)         (9,265)
                                                                                     --------        --------
                    Total property, plant and equipment, net..................       $ 18,726        $ 13,256
                                                                                     ========        ========


7. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

    The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $20 million. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to Prime. Administrative fees for this arrangement are based on .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

Long-term debt was as follows:

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2001             2000
                                                                                        ----             ----
         Revolving credit facility due 2004
             with an average interest rate of
             5.85% at June 30, 2001                                                 $   9,402          $  130
         Capital Lease Obligations                                                        376             462
                                                                                          ---             ---
                                                                                        9,778             592

         Less-current portion                                                           1,368             308
                                                                                      -------          ------
                                                                                      $ 8,410          $  284
                                                                                      =======          ======


8.   COMMON STOCK:

During the first six months of 2001, the Company reissued 34,447 shares in conjunction with stock option exercises for $360.

9.   COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their businesses. Management believes that none of these proceedings will have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET SALES

         Net sales increased $3.1 million, or 26.7%, to $15.0 million in the second quarter of 2001 from $11.9 million in the second quarter of 2000. The increase was primarily a result of the addition of a full quarter of Plak Smacker sales and partial inclusion of Biotrol/Challenge sales in the second quarter of 2001. Plak Smacker was acquired on June 13, 2000. Biotrol/Challenge was acquired on June 12, 2001.

GROSS PROFIT

         Gross profit increased $1.4 million or 22.8%, to $7.9 million in the second quarter of 2001 from $6.5 million in the second quarter of 2000. Gross profit benefited from the acquisitions of Plak Smacker and Biotrol/Challenge and from strong sales in the base business. Gross margin decreased to 52.8% of net sales in the second quarter of 2001 from 54.5% in the second quarter of 2000. The decrease was primarily a result of the inclusion of a full quarter of sales at Plak Smacker, which typically carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         SG&A expenses increased $1.0 million or 33.0% to $4.2 million in the second quarter of 2001 from $3.2 million in the second quarter of 2000. The increase was primarily the result of the inclusion of a full quarter of Plak Smacker and a partial quarter of Biotrol/Challenge. As a percent of net sales, SG&A expenses increased to 28.2% in 2001 from 26.9% in 2000.

INCOME FROM OPERATIONS

         Income from operations increased $420,000 or 12.8%, to $3.7 million in the second quarter of 2001 from $3.3 million in the second quarter of 2000. The increase was a result of the items explained above.

OTHER EXPENSE

         Other expense decreased $45,000 to $9,000 in the second quarter of 2001 from $54,000 in the second quarter of 2000. The decrease was primarily attributable to the Company's portion of the loss from investment in IAI being lower than in the year earlier period.

PROVISION FOR INCOME TAXES

         Provision for income taxes increased $163,000 for the second quarter of 2001 to $1.4 million from $1.3 million in the second quarter of 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET SALES

         Net sales increased $6.9 million, or 31.3%, to $29.0 million for the first six months of 2001 from $22.1 million for the first six months of 2000. The increase was primarily a result of the addition of a full period of Plak Smacker sales and partial inclusion of Biotrol/Challenge sales in the first six months of 2001 as well as growth in some of the base business products. Plak Smacker was acquired on June 13, 2000. Biotrol/Challenge was acquired on June 12, 2001.

GROSS PROFIT

         Gross profit increased $2.8 million or 23.2%, to $15.0 million for the first six months of 2001 from $12.2 million for the first six months of 2000. Gross profit benefited from the acquisitions of Biotrol/Challenge and Plak Smacker and through strong sales in the other base businesses. Gross margin decreased to 52.0% of net sales for the first six months of 2001 from 55.4% of net sales for the comparable period in 2000. The decrease was primarily a result of the inclusion of sales of Plak Smacker products, which typically carry lower gross margins.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

         SG&A expenses increased $2.2 million, or 35.5%, to $8.2 million for the first six months of 2001 from $6.0 million for the first six months of 2000. The increase in SG&A expenses is primarily attributable to the inclusion of Biotrol/Challenge and Plaksmacker. As a percent of net sales, SG&A expenses increased to 28.3% in 2001 from 27.4% in 2000.

INCOME FROM OPERATIONS

         Income from operations increased $682,000 or 11.1%, to $6.9 million for the first six months of 2001 from $6.2 million for the first six months of 2000. The increase is a result of the items explained above.

OTHER EXPENSE (INCOME)

                  Other expense (income) decreased $97,000 to ($32,000) for the first six months of 2001 from $65,000 for the comparable period in 2000. The decrease was primarily attributable to the Company's portion of the loss from investment in IAI being lower than in the year earlier period.

PROVISION FOR INCOME TAXES

         Provision for income taxes increased $268,000 in 2001 to $2.7 million from $2.4 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On June 12, 2001, the Company acquired substantially all of the assets of Biotrol/Challenge for approximately $9.1 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

    On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7.1 million in cash. The purchase price was principally financed with borrowings on the Company's credit facilities and with cash flows from operations.

     Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facilities. Net cash flows from operating activities were $5.7 million and $2.6 million for the first six months of 2001 and 2000, respectively. Capital expenditures for property, plant and equipment were $5.9 million and $949,000 for the first six months of 2001 and 2000, respectively. During the first six months of 2001, the Company spent $3.2 million for additional land and buildings at its Earth City, MO and its Ft. Wayne, IN locations as well as approximately $2.0 million of machinery and equipment to update various manufacturing operations. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include building improvements, the purchase of panoramic X-ray machines for rental, injection molding equipment and upgrades to production machinery and to the Company's information systems.

     In March 2001, the Company entered into a three year $20 million credit arrangement at an interest rate of LIBOR + 1%. Administrative fees for this arrangement are based on .15% of the unused balance. During the second quarter of 2001, the Company borrowed $8.2 million on this arrangement for the purchase of Biotrol/Challenge. In addition, with this arrangement, the Company also has a swingline of which $1.2 million was outstanding at June 30, 2001. At June 30, 2001, the Company had $10.6 million available for borrowing under this arrangement. The agreement is unsecured and contains various financial and other covenants. The credit arrangement will be used primarily to fund future acquisitions and may be used for working capital, capital expenditures as well as other corporate needs. The Company also has available a $1.7 million dollar revolving line of credit of which $1.2 million was outstanding at June 30, 2001.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the consolidated financial statements of the Company.

     Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Company on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Company is currently in the process of assessing the future impact of adoption of SFAS No. 142.

FORWARD-LOOKING STATEMENTS

     Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form10-K for the year ended December 31, 2000 and other reports filed with the Securities and Exchange Commission.

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

                                     PART II
                                OTHER INFORMATION


Item 1.         Legal Proceedings

                On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York asserting that the Young brand disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. The Company has filed a motion to dismiss the complaint or in the alternative transfer the case to the United States District Court for the Eastern District of Missouri. While this matter is in its early stages, the Company believes it has meritorious defenses to such claims and intends to vigorously defend this matter.

Item 4.         Submission of Matters to a Vote of Security Holders

(a)               A regular Annual Meeting of Shareholders was held on May 15,
                  2001.

(b)               The following directors were elected at the Annual Meeting.

                  George E. Richmond, Alfred E. Brennan, Arthur L. Herbst, Jr., Richard G. Richmond, Richard P. Conerly, Craig E. LaBarge, Connie H. Drisko, DDS, James R. O'Brien and Brian F. Bremer.

(c) 1. The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

                  Nominees                             For                Withheld
                  --------                             ---                --------
                  Brian F. Bremer                      5,656,073           4,978
                  Alfred E. Brennan                    5,635,873          25,178
                  Richard P. Conerly                   5,656,103           4,948
                  Connie H. Drisko, DDS                5,656,073           4,978
                  Arthur L. Herbst, Jr.                5,633,973          27,078
                  Craig E. LaBarge                     5,656,073           4,978
                  James R. O'Brien                     5,656,173           4,878
                  George E. Richmond                   5,633,873          27,178
                  Richard G. Richmond                  5,656,073           4,978

                  2. The shareholders ratified the selection of Arthur Andersen LLP as independent accountants of the Company for 2001. The voting at the Annual Meeting of Shareholders for the approval of Arthur Andersen LLP as independent accountants of the Company for 2001 was as follows:

                  For                  Against            Abstain
                  ---                  -------            -------
                  5,656,351            3,700              1,000

                  3. The shareholders approved the Company's Amended and Restated Stock Option Plan to provide for restricted stock awards and to increase the number of shares available to be granted under the Plan by 500,000. The voting at the Annual Meeting of Shareholders for the approval of the Company's Amended and Restated Stock Option Plan was as follows:

                  For                  Against            Abstain       Broker Non-Votes
                  ---                  -------            -------       ----------------
                  4,845,776            42,872             432,300       340,103

Item 6.           Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  Number       Description

                  4.1 Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Company dated March 20, 2001 (the "Credit Facilities Agreement")

                  4.2 Amendment No.1 to the Credit Facilities Agreement dated April 20, 2001
(b)               Reports on Form 8-K.

                  On June 25, 2001 the Company filed a Form 8-K. Under item 5, the Company reported that it had acquired substantially all of the assets of Biotrol, Inc. and Challenge Products, Inc., each of which is a wholly-owned subsidiary of Pro-Dex, Inc. on June 12, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   YOUNG INNOVATIONS, INC.

August 14, 2001                    /s/  Arthur L. Herbst, Jr.
-------------------                ---------------------------------------------
Date                               Arthur L. Herbst, Jr.
                                   Executive Vice President Strategic Planning &
                                   Chief Financial Officer