Form 10-Q/A
period 2001-06-30
YOUNG INNOVATIONS INC
filed 2001-08-15
CIK 949874

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No.1)

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


This form 10-Q/A is filed to amend and restate the fourth paragraph under the heading "LIQUIDITY AND CAPITAL RESOURCES" of Item 2, Part 1, of the Company's 10-Q filed on August 14, 2001.

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

     In March 2001, the Company entered into a three year $20 million credit arrangement. Borrowings made under this arrangement will bear interest at either the prime rate or LIBOR + 1%. Administrative fees for this arrangement are based on .15% of the unused balance. As of June 30, 2001, $9.4 million was outstanding under the arrangement resulting in $10.6 million available for borrowing. The agreement is unsecured and contains various financial and other covenants. The credit arrangement will be used primarily to fund future acquisitions and may be used for working capital, capital expenditures as well as other corporate needs.

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




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   YOUNG INNOVATIONS, INC.

August 15, 2001                    /s/  Arthur L. Herbst, Jr.
----------------                   ---------------------------------------------
Date                               Arthur L. Herbst, Jr.
                                   Executive Vice President Strategic Planning &
                                   Chief Financial Officer