Form 10-Q
period 2001-09-30
YOUNG INNOVATIONS INC
filed 2001-11-13
CIK 949874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 000-23213

YOUNG INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1718931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13705 Shoreline Court East, Earth City, Missouri 63045
(Address of principal executive offices) (Zip Code)

(314) 344-0010
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Number of shares outstanding of the Registrant's Common Stock at October 31, 2001: 6,566,693 shares of Common Stock, par value $.01 per share

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$248	$—
Trade accounts receivable, net of allowance for doubtful accounts of $452 and $220 in 2001 and 2000, respectively	9,614	9,322
Inventories	7,932	6,144
Other current assets	2,175	1,498

Total current assets	19,969	16,964

Property, plant and equipment, net	18,742	13,256

Other assets	1,609	1,972

Intangible assets, net	44,565	37,400

Total assets	$84,885	$69,592

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$591	$308
Accounts payable and accrued liabilities	6,411	5,078

Total current liabilities	7,002	5,386

Deferred income taxes	3,516	3,485

Long-term debt, less current maturities	6,680	284

Stockholders' equity:
Common stock, voting, $.01 par value, 25,000,000 shares authorized, 6,558,893 and 6,504,596 shares issued and outstanding in 2001 and 2000, respectively	65	65
Additional paid-in capital	26,164	26,093
Retained earnings	44,475	37,816
Common stock in treasury, at cost, 253,817 and 308,114 shares in 2001 and 2000, respectively	(3,017)	(3,537)

Total stockholders' equity	67,687	60,437

Total liabilities and stockholders' equity	$84,885	$69,592

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net sales	$16,760	$14,139	$45,711	$36,190
Cost of goods sold	7,865	6,841	21,768	16,675

Gross profit	8,895	7,298	23,943	19,515
Selling, general and administrative expenses	4,882	3,764	13,073	9,810

Income from operations	4,013	3,534	10,870	9,705

Other expense, net	70	93	42	158

Income before provision for income taxes	3,943	3,441	10,828	9,547
Provision for income taxes	1,518	1,316	4,169	3,698

Net income	$2,425	$2,125	$6,659	$5,849

Basic earnings per share	$0.37	$0.33	$1.02	$0.90

Diluted earnings per share	$0.36	$0.32	$1.00	$0.89

Basic weighted average shares outstanding	6,552	6,501	6,533	6,501

Diluted weighted average shares outstanding	6,720	6,664	6,687	6,607

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net Income	$6,659	$5,849

Adjustments to reconcile net income to cash flows from operating activities—
Depreciation and amortization	2,322	1,928
Deferred income taxes	(155)	—
Gain on sale of property, plant and equipment	—	(24)
Changes in assets and liabilities—
Trade accounts receivable	960	(1,264)
Inventories	(830)	(611)
Other current assets	(403)	873
Other assets	363	(602)
Accounts payable and accrued liabilities	(145)	(1,958)

Total adjustments	2,112	(1,658)

Net cash flows from operating activities	8,771	4,191

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(9,343)	(6,941)
Purchases of property, plant and equipment	(6,450)	(1,894)
Proceeds from sale of property, plant and equipment	—	36

Net cash flows from investing activities	(15,793)	(8,799)

Cash flows from financing activities:
Borrowings of long-term debt	13,253	7,845
Payments on long- term debt	(6,574)	(5,738)
Proceeds from stock options exercised	617	94
Purchases of treasury stock	(26)	(104)

Net cash flows from financing activities	7,270	2,097

Net increase in cash and cash equivalents	248	(2,511)
Cash and cash equivalents, beginning of period	—	2,511

Cash and cash equivalents, end of period	$248	$—

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(Dollars in thousands)

GENERAL:

    This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year or any other interim period.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

    The consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

3.  ACQUISITIONS:

    On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex Corporation (Biotrol/Challenge). The Company paid $9,343 in cash. The acquisition was principally financed with borrowings on the Company's credit facility and through cash flows from operations. The acquisition was accounted for as a purchase transaction. The preliminary purchase price was allocated based upon estimates of fair value of assets and liabilities, which is subject to adjustment upon obtaining complete valuation information. Management believes that finalization of the purchase price allocation will not have a material impact on the consolidated results of operations or financial position of the company. This excess of purchase price (as preliminarily allocated) over the estimated fair value of net assets acquired (goodwill) is $7,975 and is being amortized over 40 years. The results of operations for Biotrol/Challenge are included in the consolidated financial statements since June 12, 2001.

    On June 13, 2000 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker, Inc (Plak Smacker). The Company paid $7,053 in cash. The acquisition was principally financed with borrowings on the Company's credit facility and through cash flows from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon the fair value of assets and liabilities. This excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $6,211 and is being amortized over 30 years. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

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

    The following tables present certain financial information about the Company's two business segments:

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001
	Professional	Retail	Consolidated	Professional	Retail	Consolidated
Net sales	$15,627	$1,133	$16,760	$42,117	$3,594	$45,711
Income from operations	$3,965	$48	$4,013	$10,636	$234	$10,870
	Three Months Ended September 30, 2000			Nine Months Ended September 30, 2000
	Professional	Retail	Consolidated	Professional	Retail	Consolidated
Net sales	$13,017	$1,122	$14,139	$34,847	$1,343	$36,190
Income from operations	$3,454	$80	$3,534	$7,613	$92	$7,705

5.  INVENTORIES:

    Inventories consist of the following:

	September 30, 2001	December 31, 2000
Finished products	$3,498	$3,708
Work in process	2,423	1,569
Raw materials and supplies	2,011	867

Total inventories	$7,932	$6,144

6.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consist of the following:

	September 30, 2001	December 31, 2000
Land	$1,086	$508
Buildings and improvements	7,515	4,068
Machinery and equipment	14,883	12,427
Equipment rented to others	5,295	4,966
Construction in progress	487	552

	29,266	22,521
Less—Accumulated depreciation	(10,524)	(9,265)

Total property, plant and equipment, net	$18,742	$13,256

7.  CREDIT ARRANGEMENTS AND NOTES PAYABLE:

    The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40 million. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Administrative fees for this arrangement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

    Long-term debt was as follows:

	September 30, 2001	December 31, 2000
Revolving credit facility due 2004 with an average interest rate of 4.49% at September 30, 2001	$6,936	$130
Capital Lease Obligations	335	462

	7,271	592
Less—current portion	591	308

	$6,680	$284

8.  COMMON STOCK:

    During the first nine months of 2001, the Company reissued 55,697 shares in conjunction with stock option exercises for $617 and purchased 1,400 shares of treasury stock for $26. In November 2001, the Company repurchased 700,000 shares of its common stock for approximately $15,000 from its Chairman and Chief Executive Officer George Richmond.

9.  COMMITMENTS AND CONTINGENCIES:

    The Company and its subsidiaries are from time to time parties to various legal proceedings arising out of their businesses. Management believes that none of these proceedings would have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net Sales

    Net sales increased $2.6 million, or 18.5%, to $16.8 million in their third quarter of 2001 from $14.1 million in the third quarter of 2000. The increase was primarily a result of the addition of Biotrol/Challenge sales in the third quarter of 2001 as well as increased sales of products in the base business. Biotrol/Challenge was acquired on June 12, 2001.

Gross Profit

    Gross profit increased $1.6 million or 21.9%, to $8.9 million in the third quarter of 2001 from $7.3 million in the third quarter of 2000. Gross profit benefited from the acquisition of Biotrol/Challenge and from strong sales in the base business. Gross margin increased to 53.1% of net sales in the third quarter of 2001 from 51.6% in the third quarter of 2000. The increase was primarily a result of improved production efficiency in the manufacturing operations.

Selling, General, and Administrative Expenses

    SG&A expenses increased $1.1 million or 29.7% to $4.9 million in the third quarter of 2001 from $3.8 million in the third quarter of 2000. The increase was primarily the result of the inclusion of Biotrol/Challenge. As a percent of net sales, SG&A expenses increased to 29.1% in 2001 from 26.6% in 2000 primarily as a result of higher SG&A spending at Biotrol/Challenge which was acquired in June 2001.

Income from Operations

    Income from operations increased $479,000 or 13.6%, to $4.0 million in the third quarter of 2001 from $3.5 million in the third quarter of 2000. The increase was a result of the items explained above.

Other Expense, Net

    Other expense, net decreased $23,000 to $70,000 in the third quarter of 2001 from $93,000 in the third quarter of 2000. The decrease was attributable to the Company's portion of the loss from its investment in International Assembly, Inc. (IAI) being lower than in the year earlier period and other income being higher. This was partially offset by increased interest expense during the quarter.

Provision for Income Taxes

    Provision for income taxes increased $202,000 for the third quarter of 2001 to $1.5 million from $1.3 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net Sales

    Net sales increased $9.5 million, or 26.3%, to $45.7 million for the first nine months of 2001 from $36.2 million for the first nine months of 2000. The increase was primarily a result of the addition of a full period of Plak Smacker sales and partial inclusion of Biotrol/Challenge sales in the first nine months of 2001 as well as growth in some of the base business products. Plak Smacker was acquired on June 13, 2000. Biotrol/Challenge was acquired on June 12, 2001.

Gross Profit

    Gross profit increased $4.4 million or 22.7%, to $23.9 million for the first nine months of 2001 from $19.5 million for the first nine months of 2000. Gross profit benefited from the acquisitions of Biotrol/Challenge and Plak Smacker and through strong sales in the other base businesses. Gross margin decreased to 52.4% of net sales for the first nine months of 2001 from 53.9% of net sales for the comparable period in 2000. The decrease was primarily a result of the inclusion of a full period of sales of Plak Smacker products, which typically carry lower gross margins.

Selling, General, and Administrative Expenses

    SG&A expenses increased $3.3 million, or 33.3%, to $13.1 million for the first nine months of 2001 from $9.8 million for the first nine months of 2000. The increase in SG&A expenses is primarily attributable to the inclusion of Biotrol/Challenge and Plak Smacker. As a percent of net sales, SG&A expenses increased to 28.6% in 2001 from 27.1% in 2000 primarily as a result of higher SG&A spending at Biotrol/Challenge, which was acquired in June 2001.

Income from Operations

    Income from operations increased $1.2 million or 12.0%, to $10.9 million for the first nine months of 2001 from $9.7 million for the first nine months of 2000. The increase was a result of the items explained above.

Other Expense, Net

    Other expense, net decreased $116,000 to $42,000 for the first nine months of 2001 from $158,000 for the comparable period in 2000. The decrease was primarily attributable to the Company's portion of the loss from its investment in IAI being lower than in the year earlier period. This was partially offset by increased interest expense in the first nine months of 2001 than in 2000.

Provision for Income Taxes

    Provision for income taxes increased $471,000 in 2001 to $4.2 million from $3.7 million in 2000.

Liquidity and Capital Resources

    On June 12, 2001, the Company acquired substantially all of the assets of Biotrol/Challenge for approximately $9.3 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and with cash flows from operations.

    On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7.1 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and with cash flows from operations.

    Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flows from operating activities were $8.8 million and $4.2 million for the first nine months of 2001 and 2000, respectively. Capital expenditures for property, plant and equipment were $6.5 million and $1.9 million for the first nine months of 2001 and 2000, respectively. During the first nine months of 2001, the Company spent $3.4 million for additional land and buildings at its Earth City, MO and its Ft. Wayne, IN locations as well as approximately $3.1 million of machinery and equipment, panoramic X-ray machines and other capital expenditures to update various operations. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include building improvements, the purchase of panoramic X-ray machines for rental, injection molding equipment and upgrades to production machinery and the Company's information systems.

    In March 2001, the Company entered into a three year $20 million credit arrangement, which was amended in September 2001 to increase the borrowing capacity to $40 million. Borrowings made under this arrangement will bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Administrative fees for this arrangement range from .15% to .25% of the unused balance. As of September 30, 2001, $6.9 million was outstanding under the arrangement resulting in $33.1 million available for borrowing. The agreement is unsecured and contains various financial and other covenants. The credit arrangement will be used to fund future acquisitions, stock repurchases, and may be used for working capital, capital expenditures as well as other corporate needs.

    In November 2001, the Company purchased 700,000 shares of its common stock for approximately $15 million from its Chairman and Chief Executive Officer George Richmond. The Company drew on its credit arrangement to fund the purchase.

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

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 will be implemented by the Company on January 1, 2002. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Forward-Looking Statements

    Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects","anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other reports filed with the Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

    On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. While this matter is in its early stages, the Company believes it has meritorious defenses to such claims and intends to vigorously defend this matter.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits.

4.1	Amendment No. 2, dated September 28, 2001, to the Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Company dated March 20, 2001, as amended.

    (b) Reports on Form 8-K.

        None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.
November 13, 2001 Date	/s/ Arthur L. Herbst, Jr. Arthur L. Herbst, Jr. Executive Vice President Strategic Planning & Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE