Form 10-K405
period 2001-12-31
YOUNG INNOVATIONS INC
filed 2002-03-25
CIK 949874

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission File Number 000-23213

YOUNG INNOVATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

Missouri	43-1718931
(State of Incorporation)	(I.R.S. Employer Identification No.)
13705 Shoreline Court East,	63045
Earth City, Missouri (Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (314) 344-0010

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

        The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 2002 (based on the closing sale price of $18.83 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $74,363,888.

Number of shares outstanding of the Registrant's Common Stock at February 28, 2002:

8,805,514 shares of Common Stock, par value $.01 per share

ALL SHARE AND PER SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE THREE-FOR-TWO STOCK SPLIT EFFECTIVE ON MARCH 28, 2002 FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON MARCH 22, 2002.

        Portions of the Registrant's definitive Proxy Statement to be filed for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORWARD LOOKING STATEMENT

        This Annual Report (including, without limitation, Item 1—"Business" and Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

        Forward-looking statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to changes in:

—	Demand for the Company's products
—	Relationships with strategic customers, suppliers and product distributors
—	Competition in each of the Company's product lines
—	Dependence on and consolidation of distributors
—	Successful integration of acquisitions
—	Ability to manage our growth
—	Availability of acquisition candidates and the need for additional capital
—	Technological change resulting in product obsolescence; dependence on new products
—	Government regulation
—	Concentration of suppliers
—	General economic conditions
—	Operational capabilities due to natural disasters or other similar unforeseen events

        This listing of factors is NOT intended to include ALL potential risk factors. The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued.

        At any time when the Company makes forward-looking statements, it desires to take advantage of the "safe harbor" which is afforded such statements under the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Business.

        Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

        The Company was incorporated in July 1995. The Company acquired The Lorvic Corporation ("Lorvic") in May 1995, adding a new line of infection control products as well as chemical engineering and manufacturing expertise. In July 1996, the Company acquired Denticator International, Inc. ("Denticator") and its line of popular low-cost disposable prophylaxis angles to complement Young Dental's premium-priced disposable angles. In February 1998, the Company acquired Panoramic Corporation ("Panoramic"), a leading manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States. In April 1999, the Company acquired Athena Technology, Inc. ("Athena"), which added a line of dental handpieces and related components to the Company's product lines. In June 2000, the Company acquired substantially all of the assets of Plak Smacker, Inc, ("Plak Smacker"), which added a line of orthodontic toothbrushes, children's toothbrushes, flavored examination gloves, and children's toothpastes to the Company's product line. In June 2001, the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively, "Biotrol"), which significantly strengthened the Company's infection control and preventive product offerings.

        Young Dental was founded in the early 1900's. As one of many small suppliers to the dental profession, Young Dental's strength was manufacturing consistently reliable dental products. As dentistry evolved, Young Dental's employees worked with practicing dentists and academics to identify clinical problems. Young Dental staff used their engineering and manufacturing expertise to create solutions to those problems. The Company believes that decades of providing innovative products to meet the evolving needs of the dental profession have earned the Company a strong reputation for quality, reliability and value.

        The Company markets its products primarily in the United States. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2001.

        The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

        See Item 8. Financial Statements and Supplementary Data for financial information about the professional dental and retail segments of the Company's business.

Recent Developments

        On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

Products

        The Company markets disposable and metal prophy angles as well as prophy cups, brushes and pastes (collectively, "Prophy Products"), fluorides, infection control products, dental X-ray equipment, dental handpieces and related components, orthodontic brushes and supplies, flavored examination gloves, children's toothbrushes and toothpastes and other products.

        Prophy Products.    The Company believes it manufactures and sells the broadest line of prophy products in the domestic professional dental products market. The Company is able to achieve its substantial share of this market by providing prophy products at both premium and popular prices. The Company generally prices its Young branded prophy products at premium levels and its Denticator branded prophy products at lower price levels. The Company's broad range of prophy products enables it to be a single-source supplier to its distributors.

        Prophy products consist of three components: 1) an angle which is attached to and extends from a standard, low-speed dental handpiece, 2) a rubber cup or brush which is attached to the angle and performs the cleaning function and 3) an abrasive paste normally applied to the patient's teeth with the cup or brush. During the prophylaxis process, the cup or brush is filled with abrasive paste, which is applied to the teeth as the prophy cup rotates. The dental professional polishes both the visible portion of the tooth and the subgingival portion (below the gum line). The Company's prophy products include several configurations of metal autoclavable prophy angles, single-use disposable plastic prophy angles and several flavors and consistencies of pastes. Prophy cups and brushes, which are paired with metal prophy angles, are sold as single-use items. Disposable prophy angles are sold as assembled units with a cup or brush already attached. The Company produces and markets a number of different disposable prophy angles, including both traditional right angle and contra angle configurations. Virtually all of the Company's metal prophy angles are sealed against penetration of matter from patients' mouths (thus reducing the risk of cross-contamination and damage to the prophy angle) and are designed for easy maintenance. Because such metal prophy angles function optimally only when used with the Company's cups and brushes, most dentists who purchase the Company's metal prophy angles also purchase the Company's cups and brushes.

        Other Preventive Products.    The Company's other preventive products include fluorides used in dental offices and at home to reduce cavities and tooth sensitivity; applicators used by dental professionals to apply fluoride to patients' teeth; and plaque disclosants, which are liquids or tablets that identify the presence of plaque when applied to tooth surfaces.

        Infection Control Products.    The Company's line of infection control products includes products such as surface disinfectants, cleaners, sterilizing solutions, indicator tape and tabs used to verify the effectiveness of a sterilizer, Nyclave wrap used to wrap instruments during sterilization so that sterility is maintained until use, barrier products used to wrap operatory knobs, handles and other devices that cannot be sterilized, and surgical milk and instrument care products used to inhibit corrosion, remove rust and lubricate hinged instruments in connection with the autoclave process (sterilization through the use of steam).

        X-Ray Equipment.    The Company markets a line of dental X-ray equipment under the Panoramic brand name. Panoramic's PC-1000 X-ray machine produces a high quality image of the entire dental arch in one X-ray film. Panoramic X-rays present an anatomical assessment of the entire oral cavity and surrounding structures. The Company believes this allows a dentist to more accurately diagnose and treat the patient, providing better overall care. Panoramic's PC-1000/Laser 1000 cephalometric X-ray system allows analysis of the exact relationship of various anatomical reference points of the patient's anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. The device is used by oral surgeons to detect pathology and also to determine bone and teeth alignment before and after surgery.

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

        Orthodontic and Children's Homecare Products.    The Company markets a line of orthodontic brushes, flavored examination gloves, children's toothbrushes and toothpastes, and miscellaneous supplies.

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

        Private Label and Original Equipment Manufactured (OEM) Products.    In addition to branded products, the Company designs, develops and produces a limited number of private label and OEM products for dental distributors and other professional dental product manufacturers.

Marketing and Distribution

        The Company markets its prophy, preventive, infection control and handpiece products to dental professionals worldwide primarily through a network of dental product distributors. The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the United States, independent sales representatives in Canada and Mexico and sales representatives in countries outside of North America.

        The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company, which accounted for 14.6%, and 13.3% respectively, of the Company's sales in 2001. The Company has no formal agreements with its distributors. They generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

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

        The Company's orthodontic kits and related supplies and flavored examination gloves are sold directly to orthodontists and dentists. Children's homecare products are marketed directly to dental professionals and government programs, as well as through retail mass merchandisers.

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

Manufacturing and Supply

        The Company manufactures most of its products and product components other than X-ray equipment, certain infection control products, children's homecare products, orthodontic kits and related supplies, and flavored examination gloves.

        Prophy and Other Products.    The Company uses a variety of computer numerically controlled machining centers, injection molding machines and robotic assembly machines and continues to invest in new and more efficient equipment and production lines. The primary processes involved in manufacturing the Company's products consist of precision metal turning and milling, rubber molding, plastic injection molding, component parts assembling and finished goods packaging. The Company has a one-third interest in International Assembly Inc. ("IAI"), a contract manufacturer located in Mexico that assembles a portion of its disposable prophy angles.

        Pastes, Liquids and Gels.    The Company blends and mixes all of its pastes, liquids and gels at the Louisville, Colorado, Earth City, Missouri, and Brownsville, Texas, facilities. The Company owns equipment used to form and dye-cut expanded polyethylene foam and to dye-cut extruded plastic into finished products and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

        Infection Control Products.    The Company manufactures a variety of infection control products, sterilants and cleaners, at the Louisville, Colorado and Earth City, Missouri facilities. Additionally, certain of the Company's infection control products are sourced from domestic manufacturers.

        X-Ray Equipment.    X-ray equipment is manufactured and assembled by a contract manufacturer at the Company's premises in Fort Wayne, Indiana. The contract manufacturer supplies labor, purchases most components and performs administrative and logistical functions associated with the production of the machines. The Company owns all of the tooling, engineering documentation and assembly fixtures used in the process. The Company manufactures its own X-ray generators.

        Handpieces and Components.    The Company uses a variety of computer numerically controlled machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces. Certain other handpiece component parts are sourced from a variety of OEMs. The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands.

        Orthodontic and Children's Homecare Products.    The Company sources most of its orthodontic, children's homecare products, and flavored examination gloves from manufacturers in Asia, principally China and Malaysia. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

        Supply.    The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

Competition

        The Company competes with manufacturers of both branded and private label dental products in its product offerings. The Company believes it is the leading manufacturer of prophy angles and surface disinfectants used in the professional dental market in the United States. The Company also believes it is the leading distributor of panoramic X-ray machines in the United States.

        The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing and marketing resources than the Company and include DENTSPLY International, Inc., Sybron Dental Specialties, Oral-B Laboratories, StarDental, a division of DentalEZ Group, KaVo America, Proctor and Gamble Co., Colgate-Palmolive Co., and Planmeca OY.

Employees

        As of December 31, 2001, the Company employed approximately 270 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

Executive Officers of the Registrant

        The executive officers of the Company, their ages and their positions with the Company are set forth below. All officers serve at the pleasure of the board.

Name	Age	Position	Principal Occupation During Past 5 Years
George E. Richmond	68	Chairman of the Board and Director

			Chairman of the Board since 1997, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.
Alfred E. Brennan	49	President, Chief Executive Officer and Director
			President since July 1998, Chief Operating Officer of the Company since October 1997, Chief Executive Officer since January 2002 and Director of the Company since August 1997. Senior Associate of Dewar Sloan, a management consulting company, from 1995 until October 1997. President of the Dental Instrument Division of DENTSPLY International, Inc, a manufacturer of dental supplies and equipment from 1991 to 1994.

Arthur L. Herbst, Jr.	38	Chief Financial Officer, Executive Vice President, Secretary and Director
			Chief Financial Officer since February 1999, Secretary since April 2000, Executive Vice President since October 1998 and a Director of the Company since November 1997. Vice President and Portfolio Manager with Roberts, Glore & Co, a registered investment advisor, from September 1995 to November 1998. Director of Corporate Finance of DENTSPLY International, Inc. from May 1993 through August 1995. Treasurer of GENDEX Corp., a manufacturer of dental and medical equipment, from November 1990 to June 1993.
Eric J. Stetzel	45	Vice President
			Vice President since February 1999. President of Young Acquisitions Company since February 1998. President of Panoramic Rental Corp. since April 1998. President of Panoramic Corporation from 1986 to February 1998.
Daniel E. Garrick	33	Vice President, Assistant Secretary
			Vice President and Assistant Secretary since April 2001, Director of Business Development of Young Innovations since August 1999, Partner of Alta Management Consulting from December 1998 to August 1999, variety of consulting positions with Dewar Sloan, a management consulting company, from July 1993 to November 1998.
Sean T. O'Connor	33	Vice President
			Vice President since April 2001, Director of Business Development of Young Innovations since August 1999, Partner of Alta Management Consulting from December 1998 to August 1999, variety of consulting positions with Dewar Sloan from June 1994 to November 1998.

Item 2.    Properties.

        The Company's facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	117,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	52,000	Fort Wayne, Indiana	Owned
Office and Manufacturing	4,000	Fort Wayne, Indiana	Leased, expires December 2002
Office and Manufacturing	24,000	Louisville, Colorado	Leased, expires December 2002
Office and Distribution	24,000	Riverside, California	Leased, expires March 2002
Distribution	13,000	Morristown, Tennessee	Leased on month to month terms
Office	3,000	Algonquin, Illinois	Leased, expires March 2005

        The Company believes that its facilities are generally in good condition.

Item 3. Legal Proceedings.

        On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, Young filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes Young's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages.

        The Company and its subsidiaries from time to time are also parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Common Stock trades on the Nasdaq National Market under the symbol of "YDNT."

        On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

        The following table, as adjusted for the stock split, sets forth the high and low prices of the Common Stock as reported by the Nasdaq National Market during the last eight quarters.

	Market Price
Quarter
	High	Low
2000
First	$11.17	$8.67
Second	$12.00	$9.83
Third	$14.67	$9.96
Fourth	$12.83	$8.67
2001
First	$13.83	$11.83
Second	$16.33	$12.00
Third	$16.08	$12.00
Fourth	$17.83	$12.50

        On February 28, 2002, there were approximately 32 holders of record of the Company's Common Stock.

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

Item 6. Selected Financial Data.

        The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. All amounts except earnings per share data are expressed in thousands.

	Year Ended December 31,
	2001(1)(2)	2000(3)	1999(4)	1998(5)(6)	1997
Income Statement Data:
Net sales	$63,659	$51,387	$42,712	$36,595	$24,986
Cost of goods sold	30,017	24,000	18,825	16,467	10,129

Gross profit	33,642	27,387	23,887	20,128	14,857
Selling, general and administrative expenses	17,897	13,754	12,195	10,623	7,333

Income from operations	15,745	13,633	11,692	9,505	7,524
Interest expense and other, net	225	108	(32)	(326)	876

Income before provision for income taxes	15,520	13,525	11,724	9,831	6,648
Provision for income taxes	5,975	5,220	4,572	3,782	2,538

Net income	$9,545	$8,305	$7,152	$6,049	$4,110

Basic earnings per share (7)	$0.99	$0.85	$0.73	$0.60	$0.57

Basic weighted average common shares Outstanding (7)	9,662	9,752	9,848	10,145	7,163
Diluted earnings per share (7)	$0.96	$0.84	$0.72	$0.59	$0.57

Diluted weighted average common shares Outstanding (7)	9,904	9,914	9,880	10,208	7,173
	As of December 31,
	2001(1)(2)	2000(3)	1999(4)	1998(5)(6)	1997
Balance Sheet Data:
Working capital	$12,439	$11,578	$9,438	$10,100	$16,375
Total assets	83,605	69,592	60,336	54,744	45,429
Total debt (including current maturities)	16,984	592	893	—	—
Stockholders' equity	55,885	60,437	52,137	48,201	41,208

(1)
Weighted average common shares outstanding decreased from 2000 to 2001 as a result of the Company's buyback of 1,050 shares from George E. Richmond, its Chairman of the Board and then Chief Executive Officer.

(2)
On June 12, 2001 the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The income statement data for the year ended December 31, 2001 include results of operations for Biotrol from June 12, 2001 through December 31, 2001. The balance sheet data as of December 31, 2001 include the Biotrol acquisition.

(3)
On June 13, 2000 the Company acquired substantially all of the assets of Plak Smacker. The income statement data for the year ended December 31, 2000 include results of operations for Plak Smacker from June 13, 2000 through December 31, 2000. The balance sheet data as of December 31, 2000 include the Plak Smacker acquisition.

(4)
On April 2, 1999, the Company acquired Athena. The income statement data for the year ended December 31, 1999 include results of operations for Athena from April 2, 1999 through December 31, 1999. The balance sheet data as of December 31, 1999 include the Athena acquisition.

(5)
On February 27, 1998, the Company acquired substantially all of the assets of Panoramic. The income statement data for the year ended December 31, 1998 include results of operations for Panoramic from February 27, 1998 through December 31, 1998. The balance sheet data as of December 31, 1998 include the Panoramic acquisition.

(6)
Weighted average common shares outstanding increased from 1997 to 1998 as a result of the issuance of 3,450 shares in connection with the Company's initial public offering in November 1997.

(7)
Earnings per share data and shares outstanding retroactively reflect the impact of the three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers give effect to such stock split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The Company develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control and infection control products. The Company believes it is the leading manufacturer and distributor of prophy angles and cups (used in teeth cleaning and polishing procedures) and dental surface disinfectants in the United States. The Company also believes it is the leading distributor of panoramic X-ray equipment in the United States.

        The principal components of the Company's growth strategy are to continuously improve its operating efficiencies, to develop new products and to complete strategic acquisitions. In order to help fund the Company's strategy for growth, the Company completed an initial public offering of 3.5 million shares of its Common Stock in November 1997, resulting in net proceeds of $25.2 million. The Company used the proceeds to repay debt incurred with previous acquisitions and to fund future strategic acquisitions.

        On February 27, 1998, the Company acquired the assets of Panoramic for $13.9 million cash plus 93,750 shares of the Company's Common Stock and assumed approximately $3.9 million of Panoramic's liabilities, of which $2.6 million was repaid at closing. On April 2, 1999, the Company acquired the stock of Athena for $4.2 million in cash plus $232,000 in notes payable to the previous shareholders. On June 13, 2000 the Company acquired the assets of Plak Smacker for approximately $7.1 million in cash. On June 12, 2001 the Company acquired the assets of Biotrol for approximately $9.3 million in cash. The results of operations for these acquisitions are included in the consolidated financial statements since the date of acquisition. The acquisitions were accounted for as purchase transactions.

        On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

Critical Accounting Policies

        In December 2001, the SEC requested that all registrants include in their MD&A their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

        Allowance for doubtful accounts—The Company has 35% of its December 31, 2001 accounts receivable balance with two large customers (see footnote 5) with the remaining balance among numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has attempted to reserve for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances, however, we cannot guarantee that we will accurately estimate credit losses on these accounts receivable.

        Inventory—The Company values inventory at the lower of cost or market. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. Demand for our products can fluctuate and our estimates of future product demand may move or be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our provision, any significant unanticipated changes could have a significant impact on the value of our inventory and our reported operating results.

Results of Operations

        The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

	Year Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.2	46.7	44.1

Gross profit	52.8	53.3	55.9
Selling, general and administrative expenses	28.1	26.8	28.5

Income from operations	24.7	26.5	27.4
Interest expense and other, net	.3	.2	—

Income before provision for income taxes	24.4	26.3	27.4
Provision for income taxes	9.4	10.1	10.7

Net income	15.0%	16.2%	16.7%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Sales—Net sales increased $12.3 million, or 23.9%, to $63.7 million in 2001 from $51.4 million in 2000. The increase was primarily attributable to the inclusion of sales of Biotrol (acquired June 12, 2001) and a full year of Plak Smacker (acquired on June 13, 2000), as well as increased sales of products in the base business.

        Gross Profit—Gross profit increased $6.3 million, or 22.8%, to $33.6 million in 2001 from $27.4 million in 2000. Gross profit was favorably impacted by the acquisition of Biotrol and a full year of Plak Smacker. Gross margin decreased to 52.8% of net sales in 2001 from 53.3% in 2000. This decrease was primarily attributable to the full year inclusion of Plak Smacker sales, which typically earn lower gross margins.

        Selling, General, and Administrative Expenses ("SG&A")—SG&A expenses increased $4.1 million, or 30.1%, to $17.9 million in 2001 from $13.8 million in 2000 primarily due to the inclusion of expenses of Biotrol and a full year of Plak Smacker. As a percent of net sales, SG&A expenses increased to 28.1% in 2001 from 26.8% in 2000 primarily due to higher SG&A spending at Biotrol.

        Income from Operations—Income from operations increased $2.1 million or 15.5%, to $15.7 million in 2001 from $13.6 million in 2000 as a result of the factors explained above.

        Interest Expense—Interest expense increased to $244,000 in 2001 from $99,000 in 2000 as a result of additional borrowings on the Company's credit facility in 2001 to fund the Biotrol acquisition as well as the stock repurchase.

        Other Expense (Income), Net—Other income increased $28,000 to ($19,000) in 2001 from $9,000 in 2000 as a result of various income items including rental income, which offset other expenses.

        Provision for Income Taxes—Provision for income taxes increased $755,000 in 2001 to $6.0 million from $5.2 million for 2000 primarily as a result of higher pre-tax income. The effective tax rate of 38.5% in 2001 compares to 38.6% in 2000. The 2001 rate reflects savings resulting from federal and state tax planning offset by the phase-in of the 35% tax rate.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Net Sales—Net sales increased $8.7 million, or 20.3%, to $51.4 million in 2000 from $42.7 million in 1999. The increase was primarily attributable to the inclusion of sales of Plak Smacker (acquired on June 13, 2000). The balance of the increase was due to higher sales of products in the base business.

        Gross Profit—Gross profit increased $3.5 million, or 14.7%, to $27.4 million in 2000 from $23.9 million in 1999. Gross profit was favorably impacted by the acquisition of Plak Smacker and by the increased sales of products in the base business. Gross margin decreased to 53.3% of net sales in 2000 from 55.9% in 1999. This decrease was primarily attributable to the inclusion of Plak Smacker sales, which typically earn lower gross margins.

        Selling, General, and Administrative Expenses ("SG&A")—SG&A expenses increased $1.6 million, or 12.8%, to $13.8 million in 2000 from $12.2 million in 1999 primarily due to the inclusion of expenses of Plak Smacker. As a percent of net sales, SG&A expenses decreased to 26.8% in 2000 from 28.5% in 1999 due to operating efficiencies realized from consolidating prior acquisitions and strong operating expense control.

        Income from Operations—Income from operations increased $1.9 million or 16.6%, to $13.6 million in 2000 from $11.7 million in 1999 as a result of the factors explained above.

        Interest Expense—Interest expense decreased to $99,000 in 2000 from $105,000 in 1999.

        Other Expense (Income), Net—Other expense increased $146,000 to $9,000 in 2000 from ($137,000) in 1999 primarily due to a full year inclusion of the Company's portion of the loss from its investment in International Assembly, Inc. ("IAI") during 2000.

        Provision for Income Taxes—Provision for income taxes increased $648,000 in 2000 to $5.2 million from $4.6 million for 1999 primarily as a result of higher pre-tax income. The effective tax rate of 38.6% in 2000 compares to 39.0% in 1999. The 2000 rate reflects savings resulting from federal and state tax planning.

Liquidity and Capital Resources

        Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $14.1 million, $7.7 million, and $8.9 million for 2001, 2000 and 1999, respectively. Capital expenditures for property, plant and equipment were $7.0 million, $2.2 million, and $1.5 million in 2001, 2000 and 1999, respectively. Capital expenditures in 2001 included $3.3 million for additional manufacturing and office space in Earth City, MO and Fort Wayne, IN, and $2.3 million for additional machinery and equipment. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems. Other significant uses of cash over the three years are as follows:

        On November 2, 2001, the Company purchased 1,050,000 shares of its common stock from George E. Richmond, its Chairman, for approximately $14.9 million. The purchase was financed through borrowings on the Company's credit facility.

        On June 12, 2001, the Company acquired substantially all the assets of Biotrol for approximately $9.3 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

        On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7.1 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

        On May 17, 1999, the Company invested approximately $1.0 million in exchange for a one-third interest in IAI. The investment was principally financed with cash generated from operations. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in 2002.

        On April 2, 1999, the Company acquired Athena. The Company paid approximately $4.2 million in cash and issued approximately $232,000 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash generated from operations and borrowings under the Company's credit line.

        During March 2001, the Company entered into a one-year $20.0 million credit agreement. The agreement was amended in April and September 2001, to extend the term to three-years and increase the borrowing capacity to $40.0 million. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Administrative fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2001, the Company was in compliance with all of these covenants. During 2001, the Company borrowed under the credit facility to finance the acquisition of Biotrol, the repurchase of Common Stock, investments in facilities and equipment and for working capital needs. At December 31, 2001, there were $16.7 million in outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

        The Company has certain contractual obligations and/or commercial commitments. The following table represents the aggregate maturities and expiration amounts of various classes of obligations at December 31, 2001 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years	After 5 years
Capital Lease Obligations	$322	$167	$155	—	—
Operating Leases (including buildings)	959	661	256	$42	—
Long-Term Debt	16,700	—	16,700	—	—

Total Contractual Cash	$17,981	$828	$17,111	$42	—

Recent Financial Accounting Standards Board Statements

        In July 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 as well as all business combinations for which the date of acquisition is July 1, 2001 or later to be accounted for using the purchase method of accounting. The adoption of SFAS No. 141 did not impact the consolidated financial statements of the Company.

        Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. The Company stopped amortizing goodwill effective January 1, 2002 in accordance with the provisions above. Other intangible assets will continue to be amortized over their estimated useful lives. In addition, the Company is in the process of performing their initial goodwill impairment test.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is required to be implemented by the Company by January 1, 2003. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is required to be implemented by the Company on January 1, 2003. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The Company finances a portion of its working capital and capital requirements with cash from borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risks. The Company does not use derivatives to manage its interest rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

        We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. (a Missouri corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2002 (except with respect to the matter discussed in Note 22, as to which the date is March 22, 2002)

YOUNG INNOVATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$82	$—
Trade accounts receivable, net of allowance for doubtful accounts of $444 and $220, in 2001 and 2000, respectively	9,916	9,322
Inventories	7,158	6,144
Other current assets	1,848	1,498

Total current assets	19,004	16,964

Property, plant and equipment, net	18,759	13,256

Other assets	1,458	1,972

Intangible assets	44,384	37,400

Total assets	$83,605	$69,592

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$141	$308
Accounts payable and accrued liabilities	6,424	5,078

Total current liabilities	6,565	5,386

Long-term debt	16,843	284

Deferred income taxes	4,312	3,485

Stockholders' equity:
Common stock, voting, $.01 par value, 25,000,000 shares authorized, 8,921,390 and 9,756,894 shares issued and outstanding, net of treasury stock, in 2001 and 2000, respectively	89	98
Additional paid-in capital	27,828	26,060
Deferred stock compensation	(1,608)	—
Retained earnings	47,361	37,816
Common stock in treasury, at cost, 1,417,676 and 462,621 shares in 2001 and 2000, respectively	(17,785)	(3,537)

Total stockholders' equity	55,885	60,437

Total liabilities and stockholders' equity	$83,605	$69,592

The accompanying notes are an integral part of these balance sheets.

YOUNG INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Years Ended December 31
	2001	2000	1999
Net sales	$63,659	$51,387	$42,712
Cost of goods sold	30,017	24,000	18,825

Gross profit	33,642	27,387	23,887
Selling, general and administrative expenses	17,897	13,754	12,195

Income from operations	15,745	13,633	11,692
Interest expense	244	99	105
Other expense (income), net	(19)	9	(137)

Income before provision for income taxes	15,520	13,525	11,724
Provision for income taxes	5,975	5,220	4,572

Net income	$9,545	$8,305	$7,152

Basic earnings per share	$0.99	$0.85	$0.73

Diluted earnings per share	$0.96	$0.84	$0.72

Basic weighted average shares outstanding	9,662,100	9,752,237	9,848,432

Diluted weighted average shares outstanding	9,903,939	9,913,913	9,879,591

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Deferred Stock Compensation	Total	Comprehensive Income
Balance, December 31, 1998	$101	$26,050	$22,359	$(309)		$48,201
Net income	—	—	7,152	—	—	7,152	$7,152
Common stock purchased	(3)	—	—	(3,320)	—	(3,323)
Stock options exercised	—	—	—	107	—	107
Comprehensive income							$7,152

Balance, December 31, 1999	98	26,050	29,511	(3,522)	—	52,137
Net income	—	—	8,305	—	—	8,305	$8,305
Common stock purchased	—	—	—	(104)	—	(104)
Stock options exercised	—	10	—	89	—	99
Comprehensive income							$8,305

Balance, December 31, 2000	98	26,060	37,816	(3,537)	—	$60,437
Net income			9,545			9,545	$9,545
Common stock purchased	(9)	—	—	(14,908)	—	(14,917)
Stock options exercised	—	86	—	660	—	746
Deferred stock compensation	—	1,682	—	—	$(1,682)	—
Amortization of deferred stock compensation	—	—	—	—	74	74
Comprehensive income							$9,545

Balance, December 31, 2001	$89	$27,828	$47,361	$(17,785)	$(1,608)	$55,885

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net income	$9,545	$8,305	$7,152

Adjustments to reconcile net income to cash flows from operating activities—
Depreciation and amortization	3,165	2,694	2,270
Deferred income taxes	825	884	962
Gain on sale of equipment	—	(24)	—
Other	74	—	—
Changes in assets and liabilities—
Trade accounts receivable	663	(2,329)	354
Inventories	(56)	(1,098)	61
Other current assets	(293)	887	(236)
Other assets	514	(113)	23
Accounts payable and accrued liabilities	(295)	(1,507)	(1,685)

Net cash flows from operating activities	14,142	7,699	8,901

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(9,298)	(7,088)	(4,640)
Payments for investment in IAI	—	—	(1,050)
Purchases of property, plant and equipment	(6,983)	(2,176)	(1,478)
Other investing activities	—	(464)	—

Net cash flows from investing activities	(16,281)	(9,728)	(7,168)

Cash flows from financing activities:
Payments on long-term debt	(23,561)	(9,668)	(4,843)
Borrowings on long-term debt	39,953	9,191	4,500
Proceeds from stock options exercised	746	99	107
Common stock in treasury, purchased	(14,917)	(104)	(3,323)

Net cash flows from financing activities	2,221	(482)	(3,559)

Net increase (decrease) in cash and cash equivalents	82	(2,511)	(1,826)
Cash and cash equivalents, beginning of period	—	2,511	4,337

Cash and cash equivalents, end of period	$82	$—	$2,511

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

1.    ORGANIZATION:

        Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas. Export sales were less than 10% of total net sales for 2001, 2000 and 1999.

        On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

        The consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents include all highly liquid investments with an initial maturity of three months or less.

Inventories

        Inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or market. Cost is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of assets are capitalized. Upon disposition, cost and accumulated depreciation are eliminated from the related accounts and any gain or loss is reflected in the statements of income. The Company provides depreciation using the straight-line method over the estimated useful lives of respective classes of assets as follows:

Buildings and improvements	3 to 40 years
Machinery and equipment	3 to 10 years
Equipment rented to others	4 to 15 years

Other Assets

        On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The Company has an option to purchase the remaining two-thirds interest in IAI or to sell its one-third interest back to IAI in 2002.

        The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. These services totaled $830, $632 and $174 in 2001, 2000 and 1999, respectively. The investment is being accounted for under the equity method of accounting. Equity income (losses) (using a 3 month lag) is recorded net, after reduction of goodwill amortized straight-line over 10 years. Goodwill of approximately $931 is based upon the excess of the amount paid for its interest in IAI over the fair value of its portion of IAI's tangible net assets at the date of the investment. The Company's share of losses and goodwill amortization for IAI is included in other expenses and totaled $240, $203 and $80 for 2001, 2000 and 1999, respectively. The Company's portion of IAI's income (loss), net of goodwill amortization, for the fourth quarter 2001 is expected to be less than $25. The asset balance at December 31, 2001 for this investment is $527.

        Other assets also include notes receivable and costs related to patents issued to the Company and patent applications. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years.

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

Fair Value of Financial Instruments

        Financial instruments consist principally of cash, accounts receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value.

Advertising Costs

        Advertising costs are expensed when incurred. Advertising costs were $1,834, $1,667 and $1,260 for 2001, 2000 and 1999, respectively.

Research and Development Costs

        Research and development costs are expensed when incurred and totaled $516, $602 and $802 for 2001, 2000 and 1999, respectively.

Revenue Recognition

        Revenue from the sale of products is recorded at the time of passage of title, generally when the products are shipped. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.

Equipment Rented to Others

        Since the acquisition of Panoramic in 1998, the Company owns x-ray equipment rented on a month-to-month basis to customers. Installation costs of the equipment are capitalized and amortized over four years. A liability for the removal costs of the equipment expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2001 and 2000.

Other Expense (Income)

        Other expense (income) includes the Company's portion of losses from its investment in IAI, interest income, rental income, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business. In 2001, 2000 and 1999, interest income totaled $96, $119 and $139, respectively.

Income Taxes

        The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

Supplemental Cash Flow Information

        Cash flows from operating activities include $4,611, $4,020 and $4,014 for the payment of federal and state income taxes and $188, $99 and $105 for the payment of interest during 2001, 2000 and 1999, respectively.

3.    ACQUISITIONS:

        On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The Company paid approximately $9,300 in cash and expenses. The acquisition was principally financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. The preliminary purchase price was allocated based upon estimates of fair value of assets and liabilities. This excess of purchase price (as preliminarily allocated) over the estimated fair value of net assets acquired (goodwill) was $8,121. The Company is in the process of finalizing the valuations related to certain assets acquired and upon doing so will adjust the preliminary purchase price allocation if necessary. The results of operations for Biotrol are included in the consolidated financial statements since June 12, 2001.

        On June 13, 2000 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker. The Company paid $7,053 in cash. The acquisition was principally financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value of assets and liabilities. This excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $6,126. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

        On April 2, 1999, the Company acquired Athena. The Company paid $4,241 in cash and issued $232 in notes payable to the previous shareholders. The cash portion of the purchase price was principally financed with cash generated from operations and borrowings on the Company credit line. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair values. This excess of purchase price over estimated fair value of net assets (goodwill) was $4,747. The results of operations for Athena are included in the consolidated financial statements since April 2, 1999.

4.    SEGMENT INFORMATION:

        Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." In 2000, with the acquisition of Plak Smacker, the Company has two operating segments according to SFAS No. 131: professional and retail. The professional segment sells products to dentists, dental hygienists and dental assistants. The retail segment sells products to consumers through mass merchandisers. There are no significant determinable assets or interest costs for the retail segment.

        The table below is a summary of certain financial information relating to the two segments:

2001	Professional	Retail	Consolidated
Net sales	$58,824	$4,835	$63,659
Income from operations	$15,484	$261	$15,745
2000	Professional	Retail	Consolidated
Net sales	$48,737	$2,650	$51,387
Income from operations	$13,428	$205	$13,633

5.    MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

        The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 35% of accounts receivable at December 31, 2001 and 30% of accounts receivable as of December 31, 2000.

        The percentage of net sales to major distributors to total net sales consist of the following:

	Years Ended December 31
Distributor
	2001	2000	1999
Henry Schein, Inc.	14.6%	17.0%	17.7%
Patterson Dental Company	13.3	11.7	14.7

6.    INVENTORIES:

        Inventories consist of the following:

	December 31
	2001	2000
Finished products	$3,340	$3,708
Work in process	2,030	1,569
Raw materials and supplies	1,788	867

Total inventories	$7,158	$6,144

7.    PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consist of the following:

	December 31
	2001	2000
Land	$1,086	$508
Buildings and improvements	7,448	4,068
Machinery and equipment	15,350	12,427
Equipment rented to others	5,257	4,966
Construction in progress	605	552

	29,746	22,521
Less—Accumulated depreciation	(10,987)	(9,265)

Total property, plant and equipment, net	$18,759	$13,256

        Machinery and equipment under capital lease and related accumulated depreciation was $794 and $356, respectively at December 31, 2001 and was $794 and $238, respectively at December 31, 2000. Depreciation expense was $1,922, $1,693 and $1,422 for 2001, 2000 and 1999, respectively.

8.    OTHER ASSETS:

        Other assets consist of the following:

	December 31
	2001	2000
Patents	$297	$315
Investment in IAI	527	767
Notes receivable, long-term (see footnote 19)	500	500
Other	134	390

Total other assets	$1,458	$1,972

9.    INTANGIBLE ASSETS:

        Intangible assets consist of the following:

	December 31
	2001	2000
Goodwill	$49,182	$40,977
Less—Accumulated amortization	(4,798)	(3,577)

Total intangible assets	$44,384	$37,400

        Amortization of goodwill totaled $1,243, $1,001 and $848 for 2001, 2000 and 1999, respectively.

10.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

        Accounts payable and accrued liabilities consist of the following:

	December 31
	2001	2000
Accounts payable	$2,045	$1,491
Accrued salaries and bonuses	1,391	1,191
Accrued expenses and other	2,988	2,396

Total accounts payable and accrued liabilities	$6,424	$5,078

11.    LONG-TERM DEBT AND CREDIT ARRANGEMENTS:

        During March 2001, the Company entered into a one-year $20.0 million credit agreement. The agreement was amended in April and September 2001, to extend the term to three years and increase the borrowing capacity to $40.0 million. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Administrative fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2001, the Company was in compliance with all of these covenants. At December 31, 2001, there were $16,700 in outstanding borrowings under this arrangement.

        In April 1999 and again in June 2000, the Company entered into one-year revolving credit arrangements, which provided a line of credit up to $5,000 at an interest rate of LIBOR + 1%. During 2000, the Company had borrowed $9,191 and re-paid $9,061 under these arrangements. At December 31, 2000, the Company had an outstanding revolving line of credit balance of $130. This arrangement was replaced in 2001 by the arrangement described above. Capitalized lease obligations of $284 were also outstanding at December 31, 2001.

        Future maturities of the credit facility and capital lease obligations are as follows:

2002	$141
2003	75
2004	16,768

Total	$16,984

12.    COMMON STOCK:

        During 2001, the Company repurchased 1,052,100 shares of its Common Stock for $14,917. 1,050,000 of these shares were purchased from George Richmond, the Company's Chairman (see footnote 19). During 2001, the Company also reissued 119,325 shares of its Common Stock in conjunction with stock option exercises for $746. During 2000, the Company repurchased 11,250 shares of its Common Stock for $104 and reissued 11,700 shares in conjunction with stock option exercises for $99. During 1999, the Company completed the repurchase of 416,250 shares for $3,323 and reissued 13,500 shares in conjunction with a stock option exercise for $107.

        On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

13.    STOCK AWARDS:

Stock Options

        The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725,000 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the

Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 2001, 1,421,700 options had been granted.

        A summary of the options outstanding and exercisable is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, January 1, 1999	522,600	$8.00 - $11.67	$8.73
Granted	381,000	$8.46 - $9.29	$9.27
Exercised	13,500	$8.00	$8.00
Forfeited	102,150	$8.00 - $11.33	$8.39

Outstanding, December 31, 1999	787,950	$8.00 - $11.67	$9.05

Exercisable at December 31, 1999	137,363	$8.00 - $11.67	$8.85

Outstanding, January 1, 2000	787,950	$8.00 - $11.67	$9.05
Granted	—	—	—
Exercised	11,700	$8.00 - $10.00	$8.51
Forfeited	7,350	$8.00 - $10.00	$8.81

Outstanding, December 31, 2000	768,900	$8.00 - $11.67	$9.07

Exercisable at December 31, 2000	438,000	$8.00 - $11.67	$8.99

Outstanding, January 1, 2001	768,900	$8.00 - $11.67	$9.07
Granted	487,500	$14.02	$14.02
Exercised	119,325	$8.00 - $11.33	$8.58
Forfeited	47,550	$8.00 - $11.33	$9.56

Outstanding, December 31, 2001	1,089,525	$8.00 - $14.02	$11.31

Exercisable at December 31, 2001	483,225	$8.00 - $11.67	$9.08

        The weighted average remaining contractual life of the options outstanding at December 31, 2001 is 8.3 years. As of January 1, 2002, 674,625, shares were exercisable with a range of exercise prices from $8.00 - $14.02 with a weighted average price of $10.38.

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

	Year Ended December 31, 2001		Year Ended December 31, 2000		Year Ended December 31, 1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	Unaudited		Unaudited		Unaudited
Net income	$9,545	$8,630	$8,305	$7,556	$7,152	$6,668
Earnings per share:
Basic	$0.99	$0.89	$0.85	$0.77	$0.73	$0.68
Diluted	$0.96	$0.87	$0.84	$0.76	$0.72	$0.67

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 43.7% and 27.8% for 2001 and 1999, respectively; (iii) risk free interest rate of 4.8% and 6.4% for 2001 and 1999, respectively; and (iv) expected life of 8.0 years for 2001 and 1999. The weighted average fair value of the options at the grant date was $8.49 and $4.98 for 2001 and 1999, respectively. No options were granted in 2000.

Restricted Stock

        Under the above Plan, restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For restricted stock grants, compensation expense is based upon the grant date market price and is recorded over the vesting period. In October 2001, the Company granted 120,000 shares of restricted stock to certain executive officers of the Company. No monetary consideration was paid by the officers who received the restricted stock. These shares vest 20% each year for five years starting in October 2002. For the year ended December 31, 2001, the Company recorded $74 of compensation expense related to the restricted stock grants.

14.    EARNINGS PER SHARE:

        Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Net income	$9,545	$8,305	$7,152
Weighted average shares outstanding for basic earnings per share	9,662,100	9,752,237	9,848,432
Dilutive effect of stock options and restricted stock	241,839	161,676	31,159
Weighted average shares outstanding for diluted earnings per share	9,903,939	9,913,913	9,879,591
Basic earnings per share	$.99	$.85	$.73
Diluted earnings per share	$.96	$.84	$.72

15.    QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2001
Net sales	$13,929	$15,022	$16,760	$17,948	$63,659
Gross profit	7,113	7,935	8,895	9,699	33,642
Net income	1,966	2,269	2,425	2,885	9,545
Earnings per share—basic	$.20	$.23	$.25	$.31	$.99
Earnings per share—diluted	$.20	$.23	$.24	$.30	$.96
2000
Net sales	$10,191	$11,860	$14,139	$15,197	$51,387
Gross profit	5,753	6,463	7,298	7,873	27,387
Net income	1,757	1,967	2,125	2,456	8,305
Earnings per share—basic	$.18	$.20	$.22	$.25	$.85
Earnings per share—diluted	$.18	$.20	$.21	$.25	$.84

16.    INCOME TAXES:

        The components of the provision for income taxes are as follows:

	Years Ended December 31
	2001	2000	1999
Current	$5,149	$4,336	$3,610
Deferred	826	884	962

Total provision for income taxes	$5,975	$5,220	$4,572

        The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:

	Years Ended December 31
	2001	2000	1999
Income before provision for income taxes	$15,520	$13,525	$11,724
U.S. federal income tax rate	35%	34%	34%

Computed income taxes	5,432	4,599	3,986
Goodwill amortization	143	135	128
Other	(59)	69	53

Provision for federal income taxes	5,516	4,803	4,167
State income taxes, net of federal tax benefit	459	417	405

Provision for income taxes	$5,975	$5,220	$4,572

Effective tax rate	38.5%	38.6%	39.0%

        Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

	December 31
	2001	2000
Deferred income tax assets:
Trade accounts receivable	$77	$85
Inventories	100	182
Accrued liabilities	847	755

Total deferred income tax assets	1,024	1,022

Deferred income tax liabilities:
Property, plant and equipment	(1,937)	(1,723)
Intangibles	(1,648)	(1,284)
Other	(727)	(478)

Total deferred income tax liabilities	(4,312)	(3,485)

Net deferred income tax liability	$(3,288)	$(2,463)

        Current deferred income tax assets of $1,024 and $1,022 are included in other current assets as of December 31, 2001 and 2000, respectively.

17.    SALES OF EQUIPMENT RENTED TO OTHERS:

        Panoramic periodically sells x-ray equipment that has been rented to customers in its normal course of business. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of the equipment were $1,014, $1,434 and $1,170 for 2001, 2000 and 1999, respectively and gross profit from the sales was $555, $712 and $642 for 2001, 2000 and 1999, respectively.

18.    EMPLOYEE BENEFITS:

        The Company has a defined contribution 401(k) plan covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $258, $234 and $26 for 2001, 2000 and 1999, respectively. The Company also provides certain healthcare insurance benefits for substantially all employees.

19.    RELATED-PARTY TRANSACTIONS:

        In November 2001, the Company purchased 1,050,000 shares of its common stock from George E. Richmond its Chairman and then Chief Executive Officer for approximately $14,900.

        The Company sells products to, and pays for services from, a corporation in which a principal stockholder of the Company has an equity interest. Net sales to such corporation totaled $70, $77, and $86 in 2001, 2000 and 1999, respectively. Amounts paid for services totaled $2, $3 and $3 in 2001, 2000 and 1999, respectively.

        Prior to 2001, the Company provided administrative services for a corporation in which an officer of the Company has an equity interest. This corporation provided financing for certain purchasers of the Company's products. Net sales of the Company's products through financing arrangements with such corporation totaled $0 and $277 during 2000 and 1999, respectively. Net sales from such corporation totaled $16 and $18 in 2000 and 1999 and the accounts receivable from the corporation totaled $12 and $4 at December 31, 2000 and 1999, respectively. There was no activity and no accounts receivable with this corporation in 2001.

        In August 2000, the Company loaned an officer of the Company $500 in exchange for a three-year unsecured promissory note at an interest rate of 6.27% payable annually. The note is included in other long-term assets on the balance sheet at December 31, 2001 and 2000, respectively. Interest income of $31 and $13 related to this note was recorded in 2001 and 2000, respectively.

20.    COMMITMENTS AND CONTINGENCIES:

        The Company leases certain office, warehouse, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $636, $324 and $151 for 2001, 2000 and 1999, respectively. Rental commitments amount to: $661 for 2002, $157 for 2003, $99 for 2004 and $42 for 2005.

        On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, Young filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes Young's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages.

        The Company and its subsidiaries from time to time are also parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

21.    NEW ACCOUNTING STANDARDS

        In July 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 as well as all business combinations for which the date of acquisition is July 1, 2001 or later to be accounted for using the purchase method of accounting. The adoption of SFAS No. 141 did not effect the consolidated financial statements of the Company.

        Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. The Company stopped amortizing goodwill effective January 1, 2002 in accordance with the provisions above. Other intangible assets will continue to be amortized over their estimated useful lives. In addition, the Company is in the process of performing their initial goodwill impairment test.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is required to be implemented by the Company by January 1, 2003. Adoption of SFAS No. 143 will not have a material impact on the consolidated financial statements of the Company.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 is required to be implemented by the Company on January 1, 2003. Adoption of SFAS No. 144 will not have a material impact on the consolidated financial statements of the Company.

22.    SUBSEQUENT EVENTS

        The Board of Directors of the Company authorized a three-for-two stock split on all issued shares of its Common Stock, payable March 28, 2002, for stockholders of record on March 22, 2002. For every two shares of the Company's Common Stock held on the record date, the holder will receive one additional share. In lieu of fractional shares, each shareholder will be paid a cash equivalent based upon the closing stock price of the Common Stock on the Nasdaq National Market on March 22, 2002, as adjusted for the stock split. The financial statements set forth herein have been adjusted to reflect the stock split.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

  (a)
  Information concerning the Company's directors called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

  (b)
  Reference is made to "Executive Officers of the Registrant" in Part I.

Item 11. Executive Compensation.

        Information concerning this item will be included under the captions "Executive Compensation" and "Option Grants" in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information concerning this item will be included under the caption "Securities Beneficially Owned by Management and Principal Shareholders" in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions.

        Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements—Reference is made to Item 8 hereof:
Consolidated Balance Sheets—December 31, 2001 and 2000
Consolidated Statements of Income—Years ended December 31, 2001, 2000, and 1999
Consolidated Statements of Stockholders' Equity—Years ended December 31, 2001, 2000, and 1999
Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000, and 1999
Notes to Consolidated Financial Statements—December 31, 2001

        (a)(2) Financial Statement Schedule—The following financial statement schedule of the Company is included for the years ended December 31, 2001, 2000, and 1999:

Schedule II Valuation and Qualifying Accounts.

        All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

        (a)(3) Exhibits—See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

EXHIBIT NUMBER	DESCRIPTION
3.1(a)	Articles of Incorporation of Registrant and Statement of Correction
3.2(g)	Amended and Restated By-Laws of Registrant
4.1(e)	Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and Young Innovations, Inc. dated March 20, 2001 (the "Credit Agreement")
4.2(e)	Amendment No. 1 to the Credit Agreement dated April 20, 2001
4.2(f)	Amendment No. 2 to the Credit Agreement dated September 28, 2001
10.1(a)
Escrow Agreement dated May 4, 1995 among Young Dental Manufacturing Company, Chemical Venture Capital Associates, P. Jeffrey Leck, John F. Kirtley, Richard C. Nemanick, Lorvic Holdings, Inc. and Boatmen's Trust Company.
10.2(a)	Contingent Payment Agreement dated as of May 4, 1995, by and between Young Dental Manufacturing Company, The Richard C. Nemanick Trust and Boatmen's Trust Company.
10.3(a)	Young Dental Manufacturing Company Pension Bonus Plan dated as of April 12, 1983.
10.4(a)	Young Dental Manufacturing Company Profit Sharing Plan dated as of January 1, 1987.
10.5(g)	Amended and Restated 1997 Stock Option Plan of the Registrant.
10.6(c)	Employment Agreement dated October 1, 1999, by and between Young Innovations, Inc. and Alfred E. Brennan, Jr. (revised from agreement dated October 8, 1997)
10.7(b)	Asset Purchase and Sale Agreement dated February 16, 1998 between Registrant and Panoramic Corporation.
10.8(c)	Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.

10.9(c)	Employment Agreement dated October 25, 1999, by and between Young Innovations, Inc. and Eric J. Stetzel.
10.10(d)	Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to Young Innovations, Inc.
10.11(d)	Employment Agreement dated July 25, 2000, by and between Young Innovations, Inc. and George E. Richmond.
10.12(d)	Consulting Agreement dated January 8, 2001, by and between Young Innovations, Inc. and Richard G. Richmond.
10.13(g)	Amendment to Richard G. Richmond Consulting Agreement dated November 19, 2001
10.14(g)	Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.
10.15(g)	Form of the Registrant's Restricted Stock Award Agreement with schedule of grantees.
21(g)	Subsidiaries of the Registrant
23(g)	Consent of Arthur Andersen LLP
24	Power of Attorney (included on Signature page)
99.1(g)	Letter to the Securities and Exchange Commission from the Registrant regarding Arthur Andersen LLP.

(a)
Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.

(b)
Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

(c)
Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.

(d)
Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(e)
Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.

(f)
Filed as an Exhibit to Registrant's Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.

(g)
Filed herewith

        (b) Reports on Form 8-K. None.

        (c) See the exhibit index for the exhibits filed as part of or incorporated by reference in this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2002

YOUNG INNOVATIONS, INC.
By:	/s/ ALFRED E. BRENNAN Alfred E. Brennan

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

Signature	Title	Date

/s/ GEORGE E. RICHMOND George E. Richmond	Director	March 22, 2002
/s/ ALFRED E. BRENNAN Alfred E. Brennan	President, Chief Executive Officer, Director (Principal Executive Officer)	March 22, 2002
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	Executive Vice President, Chief Financial Officer, Secretary, Director (Principal Financial Officer and Principal Accounting Officer)	March 22, 2002
/s/ RICHARD G. RICHMOND Richard G. Richmond	Director	March 22, 2002
/s/ RICHARD P. CONERLY Richard P. Conerly	Director	March 22, 2002
/s/ CONNIE H. DRISKO Connie H. Drisko	Director	March 22, 2002
/s/ JAMES R. O'BRIEN James R. O'Brien	Director	March 22, 2002
/s/ CRAIG E. LABARGE Craig E. LaBarge	Director	March 22, 2002
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 22, 2002

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Articles of Incorporation of Registrant and Statement of Correction
3.2(g)	Amended and Restated By-Laws of Registrant
4.1(e)	Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and Young Innovations, Inc. dated March 20, 2001 (the "Credit Agreement")
4.2(e)	Amendment No. 1 to the Credit Agreement dated April 20, 2001
4.2(f)	Amendment No. 2 to the Credit Agreement dated September 28, 2001
10.1(a)
Escrow Agreement dated May 4, 1995 among Young Dental Manufacturing Company, Chemical Venture Capital Associates, P. Jeffrey Leck, John F. Kirtley, Richard C. Nemanick, Lorvic Holdings, Inc. and Boatmen's Trust Company.
10.2(a)	Contingent Payment Agreement dated as of May 4, 1995, by and between Young Dental Manufacturing Company, The Richard C. Nemanick Trust and Boatmen's Trust Company.
10.3(a)	Young Dental Manufacturing Company Pension Bonus Plan dated as of April 12, 1983.
10.4(a)	Young Dental Manufacturing Company Profit Sharing Plan dated as of January 1, 1987.
10.5(g)	Amended and Restated 1997 Stock Option Plan of the Registrant.
10.6(c)	Employment Agreement dated October 1, 1999, by and between Young Innovations, Inc. and Alfred E. Brennan, Jr. (revised from agreement dated October 8, 1997)
10.7(b)	Asset Purchase and Sale Agreement dated February 16, 1998 between Registrant and Panoramic Corporation.
10.8(c)	Employment Agreement dated July 6, 1999, by and between Young Innovations, Inc. and Arthur L. Herbst, Jr.
10.9(c)	Employment Agreement dated October 25, 1999, by and between Young Innovations, Inc. and Eric J. Stetzel.
10.10(d)	Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to Young Innovations, Inc.
10.11(d)	Employment Agreement dated July 25, 2000, by and between Young Innovations, Inc. and George E. Richmond.
10.12(d)	Consulting Agreement dated January 8, 2001, by and between Young Innovations, Inc. and Richard G. Richmond.
10.13(g)	Amendment to Richard G. Richmond Consulting Agreement dated November 19, 2001
10.14(g)	Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.
10.15(g)	Form of the Registrant's Restricted Stock Award Agreement with schedule of grantees.
21(g)	Subsidiaries of the Registrant
23(g)	Consent of Arthur Andersen LLP
24	Power of Attorney (included on Signature page)

99.1(g)	Letter to the Securities and Exchange Commission from the Registrant regarding Arthur Andersen LLP.

(a)
Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.

(b)
Filed as an Exhibit to Registrant's Current Report on Form 8-K filed on March 11, 1998 and incorporated herein by reference.

(c)
Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 30, 2000 and incorporated herein by reference.

(d)
Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.

(e)
Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.

(f)
Filed as an Exhibit to Registrant's Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.

(g)
Filed herewith

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Young Innovations, Inc.:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Young Innovations, Inc. and subsidiaries included in this Form 10-K Annual Report and have issued our report thereon dated February 4, 2002 (except with respect to the matter discussed in Note 22, as to which the date is March 22, 2002). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II included in this Form 10-K Annual Report is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2002 (except with respect to the matter discussed in Note 22, as to which the date is March 22, 2002)

YOUNG INNOVATIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 2000, and 2001
(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	ACQUISITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
1999	$184	$126	$70	$152	$228
2000	228	(25)	100	83	220
2001	220	51	255	82	444

QuickLinks

FORWARD LOOKING STATEMENT
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data.
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share data)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
YOUNG INNOVATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 1999, 2000, and 2001 (IN THOUSANDS)