Form 10-K/A
period 2001-12-31
YOUNG INNOVATIONS INC
filed 2002-05-09
CIK 949874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                                (Amendment No. 1)

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER 000-23213

                                   -----------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 2002 (based on the closing sale price of $18.83 of the Registrant's Common Stock, as reported on the Nasdaq National Market on such date) was approximately $74,363,888.

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



================================================================================

                              PURPOSE OF AMENDMENT


The Registrant is refiling Item 11 of Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2001 to correct certain errors contained in the Registrant's definitive Proxy Statement prepared in connection with the 2002 Annual Meeting of Shareholders under the caption "Fiscal Year-End Option Values" which is now retitled "Aggregated Option Exercises in last Fiscal Year and Fiscal Year-End Option Values".

                                    PART III

ITEM 11.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         The following table sets forth certain  information with respect to the
named  executive   officers   concerning   options  exercised  during  2001  and
unexercised options held and the value thereof at fiscal year-end.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                       AND
                          FISCAL YEAR-END OPTION VALUES



                                                                     NUMBER OF SECURITIES UNDERLYING   VALUE OF UNEXERCISED IN-THE-
                                          SHARES                          UNEXERCISED OPTIONS AT         MONEY OPTIONS AT FISCAL
                                          SHARES                            FISCAL YEAR-END(#)               YEAR-END ($)(2)
                                        ACQUIRED ON      VALUE              ------------------               ---------------
NAME                                    EXERCISE (#)    REALIZED ($)(1)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                                    ------------    ---------------   -----------   -------------    -----------   -------------

Alfred E. Brennan.....................     20,000        $200,000          130,000         130,000        $1,639,125        $852,375
Arthur L. Herbst Jr...................      None           None             95,750         109,250         1,177,884         605,928
Eric J. Stetzel.......................      None           None             30,750          35,250           332,634         233,878
Daniel E. Garrick.....................      None           None              6,000          19,000            72,075         121,850


-----------

(1) Based on the difference between the closing price of the Company's stock on the date of exercise and the exercise price of the options.
(2)  Based on the closing price of the  Company's  stock as quoted on the Nasdaq
     National Market on December 31, 2001, of $25.95.




                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    YOUNG INNOVATIONS, INC.


                                                         /s/ Alfred E. Brennan
                                                    ----------------------------
                                                    By:  Alfred E. Brennan
                                                         President and Chief
                                                         Executive Officer



Dated:  May 9, 2002