Form 10-Q
period 2002-03-31
YOUNG INNOVATIONS INC
filed 2002-05-10
CIK 949874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Number of shares outstanding of the Registrant's Common Stock at April 30, 2002:

        8,807,015 shares of Common Stock, par value $.01 per share

ALL SHARE AND PER SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE THREE-FOR-TWO STOCK SPLIT EFFECTIVE ON MARCH 28, 2002 FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON MARCH 22, 2002.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$82
Trade accounts receivable, net of allowance for doubtful accounts of $310 and $444 in 2002 and 2001, respectively	8,477	9,916
Inventories	7,948	7,158
Other current assets	1,860	1,848

Total current assets	18,285	19,004

Property, plant and equipment, net	19,121	18,759

Other assets	1,287	1,458

Intangible assets, net	44,384	44,384

Total assets	$83,077	$83,605

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$120	$141
Accounts payable and accrued liabilities	6,494	6,424

Total current liabilities	6,614	6,565

Deferred income taxes	4,312	4,312

Long-term debt, less current maturities	13,690	16,843

Stockholders' equity:
Common stock, voting, $.01 par value, 25,000,000 shares authorized, 8,806,715 and 8,921,390 shares issued and outstanding in 2002 and 2001, respectively	89	89
Additional paid-in capital	27,824	27,828
Deferred stock compensation	(1,523)	(1,608)
Retained earnings	49,791	47,361
Common stock in treasury, at cost, 1,412,351 and 1,417,676 shares in 2002 and 2001, respectively	(17,720)	(17,785)

Total stockholders' equity	58,461	55,885

Total liabilities and stockholders' equity	$83,077	$83,605

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Net sales	$16,513	$13,929
Cost of goods sold	7,537	6,816

Gross profit	8,976	7,113
Selling, general and administrative expenses	4,780	3,958

Income from operations	4,196	3,155

Other expense (income), net	213	(41)

Income before provision for income taxes	3,983	3,196
Provision for income taxes	1,553	1,230

Net income	$2,430	$1,966

Basic earnings per share	$0.28	$0.20

Diluted earnings per share	$0.27	$0.20

Basic weighted average shares outstanding	8,805	9,771

Diluted weighted average shares outstanding	9,147	9,977

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Cash flows from operating activities:
Net Income	$2,430	$1,966

Adjustments to reconcile net income to cash flows from operating activities—
Depreciation and amortization	612	693
Loss on disposal of property, plant and equipment	137	—
Changes in assets and liabilities—
Trade accounts receivable	1,439	1,206
Inventories	(790)	(395)
Other current assets	(12)	(254)
Other assets	171	(383)
Accounts payable and accrued liabilities	70	287

Total adjustments	1,627	1,154

Net cash flows from operating activities	4,057	3,120

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,026)	(1,102)

Net cash flows from investing activities	(1,026)	(1,102)

Cash flows from financing activities:
Borrowings of long-term debt	15,730	—
Payments on long-term debt	(18,904)	(173)
Proceeds from stock options exercised	61	236

Net cash flows from financing activities	(3,113)	63

Net (decrease) increase in cash and cash equivalents	(82)	2,081
Cash and cash equivalents, beginning of period	82	—

Cash and cash equivalents, end of period	$—	$2,081

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Dollars in thousands, except share data)

GENERAL:

        This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year or any other interim period.

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

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.    ORGANIZATION:

        Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, dental handpieces (drills), orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

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

        The table below is a summary of certain financial information relating to the two segments:

	Three Months Ended March 31, 2002
	Professional	Retail	Consolidated
Net sales	$15,301	$1,212	$16,513
Income from operations	$4,169	$27	$4,196
	Three Months Ended March 31, 2001
	Professional	Retail	Consolidated
Net sales	$12,720	$1,209	$13,929
Income from operations	$3,076	$79	$3,155

5.    INVENTORIES:

        Inventories consist of the following:

	March 31, 2002	December 31, 2001
Finished products	$4,274	$3,340
Work in process	1,865	2,030
Raw materials and supplies	1,809	1,788

Total inventories	$7,948	$7,158

6.    PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consist of the following:

	March 31, 2002	December 31, 2001
Land	$1,086	$1,086
Buildings and improvements	7,287	7,448
Machinery and equipment	16,000	15,350
Equipment rented to others	5,507	5,257
Construction in progress	682	605

	30,562	29,746
Less—Accumulated depreciation	(11,441)	(10,987)

Total property, plant and equipment, net	$19,121	$18,759

7.    CREDIT ARRANGEMENTS AND NOTES PAYABLE:

        The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40 million. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Administrative fees for this arrangement range from .15% to ..25% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

        Long-term debt was as follows:

	March 31, 2002	December 31, 2001
Revolving credit facility due 2004	$13,565	$16,700
Capital Lease Obligations	245	284

	13,810	16,984
Less—current portion	120	141

	$13,690	$16,843

8.    EARNINGS PER SHARE:

        Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Q1 2002	Q1 2001
Net income	$2,430	$1,966
Weighted average shares outstanding for basic earnings per share	8,805,000	9,771,000
Dilutive effect of stock options and restricted stock	342,000	206,000
Weighted average shares outstanding for diluted earnings per share	9,147,000	9,977,000
Basic earnings per share	$.28	$.20
Diluted earnings per share	$.27	$.20

9.    COMMITMENTS AND CONTINGENCIES:

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

        Allowance for doubtful accounts—Accounts receivable balances are subject to credit risk. Management has attempted to reserve for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances; however, we cannot guarantee that we will accurately estimate credit losses on these accounts receivable.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

        Net sales increased $2.6 million, or 18.6%, to $16.5 million in the first quarter of 2002 from $13.9 million in the first quarter of 2001. The increase was primarily attributable to the inclusion of sales of Biotrol (acquired June 12, 2001) as well as increased sales of products in the base business.

Gross Profit

        Gross profit increased $1.9 million or 26.2%, to $9.0 million in the first quarter of 2002 from $7.1 million in the first quarter of 2001. Gross profit was favorably impacted by the acquisition of Biotrol. Gross margin increased to 54.4% of net sales in the first quarter of 2002 from 51.1% in the first quarter of 2001. The increase was primarily a result of the acquisition of Biotrol which typically has higher margins in addition to manufacturing productivity improvements and cost savings associated with the consolidation of our Sacramento, CA facility into our Earth City, MO operations.

Selling, General, and Administrative Expenses

        SG&A expenses increased $.8 million or 20.8% to $4.8 million in the first quarter of 2002 from $4.0 million in the first quarter of 2001. The increase was primarily the result of the inclusion of Biotrol expenses. This increase was partially offset by the elimination of the amortization of goodwill in accordance with the adoption of SFAS 142, which was $278,000 for the first three months of 2001. As a percent of net sales, SG&A expenses increased to 28.9% in 2002 from 28.4% in 2001 primarily as a result of higher historical SG&A spending at Biotrol.

Income from Operations

        Income from operations increased $1.0 million or 33.0%, to $4.2 million in the first quarter of 2002 from $3.2 million in the first quarter of 2001. The increase was a result of the items explained above.

Other Expense / (Income), Net

        Other expense, net increased $254,000 to $213,000 in the first quarter of 2002 from ($41,000) in the first quarter of 2001. The increase was primarily attributable additional interest expense resulting from borrowings on the Company's credit facility's as well as increased expense associated with the Company's one third interest in International Assembly, Inc.

Provision for Income Taxes

        Provision for income taxes increased $323,000 for the first quarter of 2002 to $1.6 million from $1.2 million in the first quarter of 2001. The effective tax rate in 2002 of 39.0% compares to 38.5% for 2001, reflecting the phase-in of the 35% federal tax rate.

Liquidity and Capital Resources

        Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $4.1 million and $3.1 million for the first three months of 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $1.0 million and $1.1 million for the first 3 months of 2002 and 2001, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

        On November 2, 2001, the Company purchased 1,050,000 shares of its common stock from George E. Richmond, its Chairman for approximately $14.9 million. The purchase was financed through borrowings on the Company's credit facility.

        On June 12, 2001, the Company acquired substantially all the assets of Biotrol for approximately $9.3 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

        During March 2001, the Company entered into a one-year $20.0 million credit agreement. The agreement was amended in April and September 2001, to extend the term to three-years and increase the borrowing capacity to $40.0 million. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Administrative fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants and limitations on indebtedness. As of March 31, 2002 and December 31, 2001, the Company was in compliance with all of these covenants. As of March 31, 2002, the Company had $13.6 million in outstanding borrowings under this agreement and $22.3 million available for borrowing taking into account the financial covenants. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Recent Financial Accounting Standards Board Statements

        In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 as well as all business combinations for which the date of acquisition is July 1, 2001 or later to be accounted for using the purchase method of accounting. The adoption of SFAS No. 141 did not impact the consolidated financial statements of the Company.

        Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. The Company stopped amortizing goodwill effective January 1, 2002 in accordance with provisions above. Other intangible assets will continue to be amortized over their estimated useful lives. In the comparable quarter of the prior year, goodwill amortization was $278,000. In addition, the Company is in the process of performing its initial goodwill impairment test.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is required to be implemented by the Company by January 1, 2003. Adoption of SFAS No. 143 is not expected to have a material impact on the consolidated financial statements of the Company.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

Forward-Looking Statements

        Investors are cautioned that this press report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates" or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risk and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

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

  (a)
  Exhibits—None

  (b)
  No reports on form 8-K were filed during the quarter.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.
May 9, 2002	/s/ ARTHUR L. HERBST, JR.

Date	Arthur L. Herbst, Jr. Executive Vice President & Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE