Form 10-Q
period 2002-06-30
YOUNG INNOVATIONS INC
filed 2002-08-14
CIK 949874

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 Commission file number 000-23213

YOUNG INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-1718931 (I.R.S. Employer Identification No.)

13705 Shoreline Court East, Earth City, Missouri 63045
(Address of principal executive offices) (Zip Code)

(314) 344-0010
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares outstanding of the Registrant's Common Stock at July 31, 2002:
8,906,290 shares of Common Stock, par value $.01 per share

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$82
Trade accounts receivable, net of allowance for doubtful accounts of $348 and $444 in 2002 and 2001, respectively	8,969	9,916
Inventories	7,982	7,158
Other current assets	1,784	1,848

Total current assets	18,735	19,004

Property, plant and equipment, net	19,039	18,759

Other assets	987	1,151

Intangible assets	44,743	44,691

Total assets	$83,504	$83,605

Liabilities and Stockholders' Equity
Current liabilities:
Current maturities of long-term debt	$104	$141
Accounts payable and accrued liabilities	6,814	6,424

Total current liabilities	6,918	6,565

Deferred income taxes	4,312	4,312

Long-term debt, less current maturities	10,130	16,843

Stockholders' equity:
Common stock, voting, $.01 par value, 25,000,000 shares authorized, 8,905,690 and 8,921,390 shares issued and outstanding in 2002 and 2001, respectively	89	89
Additional paid-in capital	27,515	27,828
Deferred stock compensation	(1,439)	(1,608)
Retained earnings	52,648	47,361
Common stock in treasury, at cost, 1,313,376 and 1,417,676 shares in 2002 and 2001, respectively	(16,669)	(17,785)

Total stockholders' equity	62,144	55,885

Total liabilities and stockholders' equity	$83,504	$83,605

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$17,935	$15,022	$34,448	$28,951
Cost of goods sold	8,296	7,087	15,833	13,903

Gross profit	9,639	7,935	18,615	15,048
Selling, general and administrative expenses	4,911	4,237	9,691	8,195

Income from operations	4,728	3,698	8,924	6,853

Other expense (income), net	43	9	256	(32)

Income before provision for income taxes	4,685	3,689	8,668	6,885
Provision for income taxes	1,827	1,420	3,380	2,650

Net income	$2,858	$2,269	$5,288	$4,235

Basic earnings per share	$0.32	$0.23	$0.60	$0.43

Diluted earnings per share	$0.30	$0.23	$0.57	$0.42

Basic weighted average shares outstanding	8,863	9,801	8,834	9,786

Diluted weighted average shares outstanding	9,424	10,026	9,357	10,002

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$5,288	$4,235

Adjustments to reconcile net income to net cash flows from operating activities—
Depreciation and amortization	1,233	1,450
Deferred income taxes	—	(155)
Loss on sale of property, plant and equipment	137	—
Changes in assets and liabilities—
Trade accounts receivable	1,367	823
Inventories	(899)	(889)
Other current assets	64	(294)
Other assets	164	258
Accounts payable and accrued liabilities	129	260

Total adjustments	2,195	1,453

Net cash flows from operating activities	7,483	5,688

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	—	(9,091)
Purchases of property, plant and equipment	(1,617)	(5,907)

Net cash flows from investing activities	(1,617)	(14,998)

Cash flows from financing activities:
Borrowings of long-term debt	23,725	9,610
Payments on long- term debt	(30,475)	(424)
Proceeds from stock options exercised	802	360

Net cash flows from financing activities	(5,948)	9,546

Net (decrease)/increase in cash and cash equivalents	(82)	236
Cash and cash equivalents, beginning of period	82	—

Cash and cash equivalents, end of period	$—	$236

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
(In thousands, except per share data)

GENERAL:

        This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and the footnotes included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year or any other interim period.

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal recurring nature) for the fair presentation of the results of the interim periods presented.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.    ORGANIZATION:

        Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, dental handpieces (drills), orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, and moisture control and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

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

3.    ACQUISITIONS:

        On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The Company originally paid $9.3 million in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8.9 million. The balance sheet at June 30, 2002 includes a receivable from the escrow account of $431, which was received in July, 2002. The acquisition was financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. During the second quarter of 2002, the final purchase price allocation was determined based upon estimates of fair value of assets and liabilities. This excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $6,160. In accordance with SFAS 142, $2,060 of separately identifiable intangible assets, including trademarks, product formulations, and supplier relationships, were also recorded. The trademarks have been determined to have indefinite lives. The remaining intangible assets are being amortized over a period between 5 years and 40 years. The results of operations for Biotrol are included in the consolidated financial statements since June 12, 2001.

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

        The table below is a summary of certain financial information relating to the two segments:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Professional	Retail	Consolidated	Professional	Retail	Consolidated
Net sales	$16,789	$1,146	$17,935	$32,090	$2,358	$34,448
Income from operations	$4,667	$61	$4,728	$8,840	$84	$8,924
	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Professional	Retail	Consolidated	Professional	Retail	Consolidated
Net sales	$13,770	$1,252	$15,022	$26,490	$2,461	$28,951
Income from operations	$3,591	$107	$3,698	$6,667	$186	$6,853

5.    INVENTORIES:

        Inventories consist of the following:

	June 30, 2002	December 31, 2001
Finished products	$4,419	$3,340
Work in process	1,929	2,030
Raw materials and supplies	1,634	1,788

Total inventories	$7,982	$7,158

6.    PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consist of the following:

	June 30, 2002	December 31, 2001
Land	$1,086	$1,086
Buildings and improvements	7,286	7,448
Machinery and equipment	16,173	15,350
Equipment rented to others	5,770	5,257
Construction in progress	601	605

	30,916	29,746
Less—Accumulated depreciation	(11,877)	(10,987)

Total property, plant and equipment, net	$19,039	$18,759

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

        Long-term debt was as follows:

	June 30, 2002	December 31, 2001
Revolving credit facility due 2004 with an average interest rate of 2.94% at June 30, 2002	$10,023	$16,700
Capital Lease Obligations	211	284

	10,234	16,984
Less—current portion	104	141

	$10,130	$16,843

8.    EARNINGS PER SHARE:

        Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	June 30, 2002	June 30, 2001
Net income	$2,858	$2,269
Weighted average shares outstanding for basic earnings per share	8,863,000	9,801,000
Dilutive effect of stock options and restricted stock	561,000	225,000
Weighted average shares outstanding for diluted earnings per share	9,424,000	10,026,000
Basic earnings per share	$.32	$.23
Diluted earnings per share	$.30	$.23
	Six Months Ended
	June 30, 2002	June 30, 2001
Net income	$5,288	$4,235
Weighted average shares outstanding for basic earnings per share	8,834,000	9,786,000
Dilutive effect of stock options and restricted stock	523,000	216,000
Weighted average shares outstanding for diluted earnings per share	9,357,000	10,002,000
Basic earnings per share	$.60	$.43
Diluted earnings per share	$.57	$.42

9.    COMMITMENTS AND CONTINGENCIES:

        On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages. This case has been transferred to the District of New Jersey and consolidated for pretrial matters with Sultan's case. Both cases are stayed pending the completion of court-ordered mediation.

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

        Inventory—The Company values inventory at the lower of cost or market. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. Demand for our products can fluctuate and our estimates of future product demand may change or be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our provision, any significant unanticipated changes could have a significant impact on the value of our inventory and our reported operating results.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

        Net sales increased $2.9 million, or 19.4%, to $17.9 million in the second quarter of 2002 from $15.0 million in the second quarter of 2001. The increase was primarily a result of the addition of Biotrol sales for the full period, as well as increased sales of products in the base business. Biotrol was acquired on June 12, 2001.

Gross Profit

        Gross profit increased $1.7 million or 21.5%, to $9.6 million in the second quarter of 2002 from $7.9 million in the second quarter of 2001. Gross profit benefited from the acquisition of Biotrol and from strong sales in the base business. Gross margin increased to 53.7% of net sales in the second quarter of 2002 from 52.8% in the second quarter of 2001. The increase was primarily a result of the acquisition of Biotrol in addition to manufacturing productivity improvements and cost savings associated with the consolidation of our Sacramento, CA facility into our Earth City, MO operations.

Selling, General, and Administrative Expenses

        SG&A expenses increased $674,000 or 15.9% to $4.9 million in the second quarter of 2002 from $4.2 million in the second quarter of 2001. The increase was primarily the result of the inclusion of a full quarter of Biotrol expenses as well as additional operating expenses, which was partially offset by the elimination of the amortization of goodwill ($293,000 in the second quarter of 2001) starting in 2002 in accordance with the adoption of SFAS 142. As a percent of net sales, SG&A expenses decreased to 27.4% in 2002 from 28.2% in 2001.

Income from Operations

        Income from operations increased $1.0 million or 27.9%, to $4.7 million in the second quarter of 2002 from $3.7 million in the second quarter of 2001. The increase was a result of the items explained above.

Other Expense (Income), net

        Other expense (income), net increased $34,000 to $43,000 in the second quarter of 2002 from $9,000 in the second quarter of 2001. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Provision for Income Taxes

        Provision for income taxes increased $407,000 for the second quarter of 2002 to $1.8 million from $1.4 million in the second quarter of 2001. The effective tax rate in 2002 of 39.0% compares to 38.5% for 2001, reflecting the phase-in of the 35% federal tax rate.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales

        Net sales increased $5.4 million, or 19.0%, to $34.4 million for the first six months of 2002 from $29.0 million for the first six months of 2001. The increase was primarily a result of the addition of Biotrol sales for the full period as well as growth in the base business. Biotrol was acquired on June 12, 2001.

Gross Profit

        Gross profit increased $3.6 million or 23.7%, to $18.6 million for the first six months of 2002 from $15.0 million for the first six months of 2001. Gross profit benefited from the acquisition of Biotrol and from strong sales in the base business. Gross margin increased to 54.0% of net sales for the first six months of 2002 from 52.0% of net sales for the comparable period in 2001. The increase was primarily a result of the acquisition of Biotrol in addition to manufacturing productivity improvements and cost savings associated with the consolidation of our Sacramento, CA facility into our Earth City, MO operations.

Selling, General, and Administrative Expenses

        SG&A expenses increased $1.5 million, or 18.3%, to $9.7 million for the first six months of 2002 from $8.2 million for the first six months of 2001. The increase in SG&A expenses is primarily attributable to the inclusion of Biotrol expenses for the full period as well as additional operating expenses, which was partially offset by the elimination of the amortization of goodwill ($571,000 for the first six months of 2001) starting in 2002 in accordance with the adoption of SFAS 142. As a percent of net sales, SG&A expenses decreased to 28.1% in 2002 from 28.3% in 2001.

Income from Operations

        Income from operations increased $2.1 million or 30.2%, to $8.9 million for the first six months of 2002 from $6.9 million for the first six months of 2001. The increase is a result of the items explained above.

Other Expense (Income), net

        Other expense (income), net increased $288,000 to $256,000 for the first six months of 2002 from ($32,000) for the comparable period in 2001. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility as well as increased expense associated with the Company's one-third interest in International Assembly, Inc.

Provision for Income Taxes

        Provision for income taxes increased $730,000 in 2002 to $3.4 million from $2.7 million in 2001. The effective tax rate in 2002 of 39.0% compares to 38.5% for 2001, reflecting the phase-in of the 35% federal tax rate.

Liquidity and Capital Resources

        Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $7.5 million and $5.7 million for the first six months of 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $1.6 million and $5.9 million for the first six months of 2002 and 2001, respectively. During the first six months of 2001, the Company spent $3.2 million for additional land and buildings at its Earth City, MO and its Ft. Wayne, IN locations as well as approximately $2.0 million of machinery and equipment to update various manufacturing operations. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

        On November 2, 2001, the Company purchased 1,050,000 shares of its common stock from George E. Richmond, its Chairman for approximately $14.9 million. The purchase was financed through borrowings on the Company's credit facility.

        On June 12, 2001, the Company acquired substantially all of the assets of Biotrol/Challenge. The Company originally paid $9.3 million in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8.9 million. The balance sheet at June 30, 2002 includes a receivable from the escrow account of $431,000, which was received in July, 2002. The purchase price was financed with borrowings on the Company's credit facility and with cash flows from operations.

        During March 2001, the Company entered into a one-year $20.0 million credit agreement. The agreement was amended in April and September 2001, to extend the term to three-years and increase the borrowing capacity to $40.0 million. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Administrative fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants and limitations on indebtedness. As of June 30, 2002 and December 31, 2001, the Company was in compliance with all of these covenants. As of June 30, 2002, the Company had $10.0 million in outstanding borrowings under this agreement and $30.0 million available for borrowing taking into account the financial covenants. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board adopted SFAS No. 142, "Goodwill and Intangible Assets." Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life; rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. The Company stopped amortizing goodwill effective January 1, 2002 in accordance with provisions above. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has completed Phase I of goodwill impairment testing and has determined that there is no impairment of goodwill.

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

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

        On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages. This case has been transferred to the District of New Jersey and consolidated for pretrial matters with Sultan's case. Both cases are stayed pending the completion of court-ordered mediation.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  A regular Annual Meeting of Shareholders was held on May 14, 2002.

  (b)
  The following directors were elected at the Annual Meeting.

    George E. Richmond, Alfred E. Brennan, Arthur L. Herbst, Jr., Richard G. Richmond, Richard P. Conerly, Craig E. LaBarge, Connie H. Drisko, DDS, James R. O'Brien and Brian F. Bremer.

  (c)
  The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
Brian F. Bremer	5,552,156	3,801
Alfred E. Brennan	5,457,107	98,850
Richard P. Conerly	5,552,156	3,801
Connie H. Drisko, DDS	5,478,080	77,877
Arthur L. Herbst, Jr.	5,456,007	99,950
Craig E. LaBarge	5,553,356	2,601
James R. O'Brien	5,553,456	2,501
George E. Richmond	5,463,980	91,977
Richard G. Richmond	5,474,880	81,077

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

10.1	Employment Agreement dated June 12, 2002, by and between the Registrant and Alfred E. Brennan, Jr.
10.2	Employment Agreement dated June 12, 2002, by and between the Registrant and Arthur L. Herbst, Jr.
10.3	Employment Agreement dated June 12, 2002, by and between the Registrant and Eric Stetzel.
10.4	Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond.
10.5	Consulting Agreement date April 1, 2002, by and between the Registrant and GER Consulting, Inc.
10.6	Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors.
99.1	Certification Pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K.

    On June 17, 2002 the Company filed a Form 8-K. Under item 4, the Company reported that its Board of Directors had appointed KPMG LLP to replace Arthur Andersen LLP as independent public accountants.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.
August 14, 2002	/s/ ARTHUR L. HERBST, JR.
Date	Arthur L. Herbst, Jr. Chief Operating Officer, Executive Vice President & Chief Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE