Form 10-Q
period 2002-09-30
YOUNG INNOVATIONS INC
filed 2002-11-14
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


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

Yes...X... No........


Number of shares outstanding of the Registrant's Common Stock at October 31, 2002:
                  8,973,106 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30, DECEMBER 31,
                                                                               2002          2001
                                                                             ---------    ---------
                                                                           (unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents ..............................................   $     12    $     82
  Trade accounts  receivable,  net of allowance for doubtful  accounts
    of $362 and $444 in 2002 and 2001, respectively ......................      8,656       9,916
  Inventories ............................................................      7,525       7,158
  Other current assets ...................................................      2,329       1,848
                                                                             --------    --------
     Total current assets ................................................     18,522      19,004
                                                                             --------    --------
Property, plant and equipment, net .......................................     19,064      18,759
                                                                             --------    --------
Other assets .............................................................        480       1,151
                                                                             --------    --------
Intangible assets, net ...................................................      2,313         307
                                                                             --------    --------
Goodwill .................................................................     42,414      44,384
                                                                             --------    --------
     Total assets ........................................................   $ 82,793    $ 83,605
                                                                             ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ...................................   $     87    $    141
  Accounts payable and accrued liabilities ...............................      7,186       6,424
                                                                             --------    --------
     Total current liabilities ...........................................      7,273       6,565
                                                                             --------    --------
Deferred income taxes ....................................................      4,312       4,312
                                                                             --------    --------
Long-term debt, less current maturities ..................................      6,087      16,843
                                                                             --------    --------

Stockholders' equity:
  Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,914 and 8,921 shares issued and outstanding
     in 2002 and 2001, respectively .....................................         89          89
  Additional paid-in capital .............................................     27,462      27,828
  Deferred stock compensation ............................................     (1,355)     (1,608)
  Retained earnings ......................................................     55,493      47,361
  Common stock in treasury, at cost, 1,305 and 1,418 shares in 2002 and
     2001, respectively ..................................................    (16,568)    (17,785)
                                                                             --------    --------
     Total stockholders' equity ..........................................     65,121      55,885
                                                                             --------    --------
     Total liabilities and stockholders' equity ..........................   $ 82,793    $ 83,605
                                                                             ========    ========



The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                           2002               2001            2002               2001
                                                       -------------      -------------    ------------       ------------

Net sales                                                   $18,086            $16,760         $52,534            $45,711
    Cost of goods sold                                        8,610              7,865          24,443             21,768
                                                       -------------      -------------    ------------       ------------
Gross profit                                                  9,476              8,895          28,091             23,943
    Selling, general and administrative expenses              4,772              4,882          14,463             13,073
                                                       -------------      -------------    ------------       ------------
Income from operations                                        4,704              4,013          13,628             10,870
                                                       -------------      -------------    ------------       ------------
    Other expense (income), net                                  41                 70             297                 42
                                                       -------------      -------------    ------------       ------------
Income before provision for income taxes                      4,663              3,943          13,331             10,828
    Provision for income taxes                                1,819              1,518           5,199              4,169
                                                       -------------      -------------    ------------       ------------
Net income                                                   $2,844             $2,425          $8,132             $6,659
                                                       =============      =============    ============       ============

Basic earnings per share                                      $0.32              $0.25           $0.92              $0.68
                                                       =============      =============    ============       ============

Diluted earnings per share                                    $0.30              $0.24           $0.87              $0.66
                                                       =============      =============    ============       ============

Basic weighted average shares outstanding                     8,908              9,828           8,859              9,800
                                                       =============      =============    ============       ============

Diluted weighted average shares outstanding                   9,432             10,080           9,384             10,031
                                                       =============      =============    ============       ============


The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     2002            2001
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net income                                                                           $8,132          $6,659
                                                                                 -------------   -------------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                                       1,879           2,322
    Deferred income taxes                                                               -----           (155)
    Loss on disposal of property, plant and equipment                                     148           -----
    Changes in assets and liabilities --
        Trade accounts receivable                                                       1,680             960
        Inventories                                                                     (442)           (830)
        Other current assets                                                            (912)           (403)
        Other assets                                                                      671             363
        Accounts payable and accrued liabilities                                          501           (145)
                                                                                 -------------   -------------
             Total adjustments                                                          3,525           2,112
                                                                                 -------------   -------------
             Net cash flows from operating activities                                  11,657           8,771
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                        431         (9,343)
   Purchases of property, plant and equipment                                          (2,199)        (6,450)
                                                                                 -------------   -------------
             Net cash flows from investing activities                                 (1,768)        (15,793)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Borrowings of long-term debt                                                        39,286          13,253
   Payments on long- term debt                                                       (50,096)         (6,574)
   Proceeds from stock options exercised                                                  851             617
   Purchases of treasury stock                                                          -----            (26)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                   (9,959)           7,270
                                                                                 -------------   -------------

Net (decrease) / increase in cash and cash equivalents                                   (70)             248
Cash and cash equivalents, beginning of period                                             82           -----
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                                  $12            $248
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 2001 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year or any other interim period.

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

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.

PRODUCT RETURNS AND WARRANTIES

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company records an accrual for the estimated cost of warranty coverage and returns at the time the product is shipped.

3.                ACQUISITIONS:

On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The Company originally paid $9,343 in cash including transaction costs, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,912. The acquisition was financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. During the second quarter of 2002, the final purchase price allocation was determined based upon estimates of fair value of assets and liabilities. This excess of purchase price over the estimated fair value of net assets acquired (goodwill) was $6,160. In accordance with SFAS 142, $2,060 of separately identifiable intangible assets, including trademarks, product formulations, and supplier relationships, were also recorded. The trademarks have been determined to have indefinite lives. The remaining intangible assets are being amortized over a period between 5 years and 40 years. The results of operations for Biotrol are included in the consolidated financial statements since June 12, 2001.

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

The table below is a summary of certain financial information relating to the two segments:

                                             THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                             SEPTEMBER 30, 2002                                  SEPTEMBER 30, 2002
                               -----------------------------------------------       -------------------------------------------
                                 PROFESSIONAL       RETAIL      CONSOLIDATED         PROFESSIONAL     RETAIL      CONSOLIDATED
                                 ------------       ------      ------------         ------------     ------      ------------

Net sales....................      $ 16,932        $ 1,154        $ 18,086            $ 49,022       $ 3,512        $ 52,534
Income from operations.......      $  4,593        $   111        $ 4,704             $ 13,433       $   195        $ 13,628



                                             THREE MONTHS ENDED                                  NINE MONTHS ENDED
                                             SEPTEMBER 30, 2001                                  SEPTEMBER 30, 2001
                               -----------------------------------------------       -------------------------------------------
                                 PROFESSIONAL       RETAIL      CONSOLIDATED         PROFESSIONAL     RETAIL      CONSOLIDATED
                                 ------------       ------      ------------         ------------     ------      ------------

Net sales....................      $ 15,627        $ 1,133        $ 16,760            $ 42,117       $ 3,594        $ 45,711
Income from operations.......      $  3,965        $    48        $  4,013            $ 10,636       $   234        $ 10,870


5.       INVENTORIES:

    Inventories consist of the following:

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                              2002              2001
                                                                            --------          --------
              Finished products......................................        $ 4,174          $ 3,340
              Work in process........................................          1,683            2,030
              Raw materials and supplies.............................          1,668            1,788
                                                                             ------           -------
                   Total inventories.................................        $ 7,525          $ 7,158
                                                                             =======          =======


6.                PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002              2001
                                                                                        ----              ----

         Land.................................................................       $  1,086         $  1,086
         Buildings and improvements...........................................          7,241            7,448
         Machinery and equipment..............................................         16,318           15,350
         Equipment rented to others...........................................          5,914            5,257
         Construction in progress.............................................            831              605
                                                                                          ---              ---
                                                                                       31,390           29,746

         Less- Accumulated depreciation.......................................        (12,326)         (10,987)
                                                                                     --------         --------
                    Total property, plant and equipment, net..................       $ 19,064         $ 18,759
                                                                                     ========         ========

7.       GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company will no longer amortize goodwill and intangibles which have indefinite lives. Other intangible assets with finite lives will continue to be amortized over their useful lives.

SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. On an on-going basis, the Company anticipates performing its annual impairment assessment in the fourth quarter of each year.

The impairment test for goodwill is a two-step process. The first step is to identify when a goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

In accordance with the transition rules of SFAS 142, the Company performed the transitional impairment tests during the first half of 2002. We performed our transition impairment testing as of January 1, 2002. We established our reporting units based on our current reporting structure. We then assigned all existing goodwill and intangible assets to the reporting units. All of the goodwill was allocated to the reporting units in the professional segment. We engaged an independent valuation and appraisal firm to assist us with determining fair values based upon discounted future estimated cash flows and other valuation techniques. Fair values of the reporting units exceeded their respective book values. Thus no impairment was identified as of January 1, 2002, and no Step 2 testing was deemed necessary.

With the finalization of the purchase accounting relating to the acquisition of Biotrol (acquired June 12, 2001), intangible assets other than goodwill of $2,060 were identified in accordance with Statement of Financial Accoutning Standards No.141, Business Combinations. This as well as other purchase price adjustments and finalization of the purchase accounting resulted in a reduction in the net carrying value of goodwill from $44,384 at December 31, 2001 to $42,414 at September 30, 2002. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Other intangibles consist of the following, which are all included in the Professional Segment:

                                                            AS OF DECEMBER 31, 2001
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                              AMOUNT            AMORTIZATION          AMOUNT
                                              ------            ------------          ------
     Amortized intangible assets
          Patents                            $  485                 $178               $307
                                             ------                 ----               ----
               Total                         $  485                 $178               $307


                                                            AS OF SEPTEMBER 30, 2002
                                                            ------------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                              AMOUNT            AMORTIZATION          AMOUNT
                                              ------            ------------          ------
     Amortized intangible assets
          Patents                            $  485                 $197               $288
          Product formulas                      430                   13                417
          Supplier relationships                130                   32                 98
                                             ------                 ----               ----
               Total                         $1,045                 $242               $803

     Unamortized intangible assets
          Trademarks                         $1,510
                                             ------
               Total                         $1,510


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the nine months ended September 30, 2002 was $64. Estimated amortization expense for each of the next five years is as follows:

     For the year ended 12/31/02        $  80
     For the year ended 12/31/03           62
     For the year ended 12/31/04           62
     For the year ended 12/31/05           62
     For the year ended 12/31/06           37

SFAS No. 142 does not require retroactive restatement for all periods presented. However, presented below is a reconciliation of the 2001 statement of income data previously reported to reflect the impact related to its adoption:

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                           ------------------          -----------------
                                      SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                      ------------- ------------- ------------- -------------
                                           2002          2001         2002           2001
                                           ----          ----         ----           ----

Reported net income                     $   2,844     $   2,425     $   8,132     $   6,659
Add:  amortization adjustment, net of           -     $     243             -     $     671
                                        ---------     ---------     ---------     ---------
related tax
Adjusted net income                     $   2,844     $   2,668     $   8,132     $   7,330
                                        =========     =========     =========     =========

Reported basic earnings per share       $    0.32     $    0.25     $    0.92     $    0.68
Add:  amortization adjustment                   -     $    0.02             -     $    0.07
                                        ---------     ---------     ---------     ---------
Adjusted basic earnings per share       $    0.32     $    0.27     $    0.92     $    0.75
                                        =========     =========     =========     =========

Reported diluted earnings per share     $    0.30     $    0.24     $    0.87     $    0.66
Add:  amortization adjustment                   -     $    0.02             -     $    0.07
                                        ---------     ---------     ---------     ---------
Adjusted diluted earnings per share     $    0.30     $    0.26     $    0.87     $    0.73
                                        =========     =========     =========     =========


8.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

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

Long-term debt was as follows:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2002              2001
                                                                                        ----              ----
    Revolving credit facility due 2004 with a weighted-average interest
    rate of 2.73% at September 30, 2002 and 2.98% at December 31, 2001                $ 6,000        $  16,700
    Capital Lease Obligations                                                             174              284
                                                                                          ---              ---
                                                                                        6,174           16,984

    Less- current portion                                                                  87              141
                                                                                      -------         --------
                                                                                      $ 6,087         $ 16,843
                                                                                      =======         ========


In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. Based on the Company's past experience with respect to these arrangements, it is of the opinion of management that the fair value of the recourse provided is zero. As of September 30, 2002, approximately $500 of the equipment financed with various lenders was subject to such recourse.

9.       EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                  -------------    ------------
                                                      2002             2001
                                                      ----             ----

     Net income ................................    $ 2,844          $ 2,425
     Weighted average shares outstanding for
     basic earnings per share ..................      8,908            9,828
     Dilutive effect of stock options and
     restricted stock ..........................        524              252
     Weighted average shares outstanding for
     diluted earnings per share ................      9,432           10,080
     Basic earnings per share ..................    $   .32          $   .25
     Diluted earnings per share ................    $   .30          $   .24

                                                        NINE MONTHS ENDED
                                                        -----------------
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                  -------------    ------------
                                                      2002             2001
                                                      ----             ----

     Net income ...............................     $ 8,132          $ 6,659
     Weighted average shares outstanding for
     basic earnings per share .................       8,859            9,800
     Dilutive effect of stock options and
     restricted stock .........................         525              231
     Weighted average shares outstanding for
     diluted earnings per share ...............       9,384           10,031
     Basic earnings per share .................     $   .92          $   .68
     Diluted earnings per share ...............     $   .87          $   .66

10.      COMMITMENTS AND CONTINGENCIES:

On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages. This case has been transferred to the District of New Jersey and consolidated for pretrial matters with Sultan's case. The parties are still in the process of completing the court-ordered mediation.

The Company and its subsidiaries from time to time are also parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

11.      NEW ACCOUNTING STANDARDS

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

In April 2002, the Financial Accounting Standards Board issued SFAS no. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses classification of extinguishment of debt and requires accounting for lease modifications in the same manner as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is required to be implemented by the Company by January 1, 2003. Adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities are recognized for exit and disposal costs only when a liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Allowance for doubtful accounts - Accounts receivable balances are subject to credit risk. Management has attempted to reserve for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances; however, we cannot guarantee that we will accurately estimate credit losses on these accounts receivable.

Inventory - The Company values inventory at the lower of cost or market. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. Demand for our products can fluctuate and our estimates of future product demand may change or be inaccurate, in which case we may have understated or overstated the provision required for excess or obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our provision, any significant unanticipated changes could have a significant impact on the value of our inventory and our reported operating results.

Legal - The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management, with the assistance of external legal counsel, performs an analysis of current litigation and will record liabilities if a loss is probable and can be reasonably estimated. The Company believes the reserve is adequate, however it can not guarantee that costs will not be incurred in excess of current estimates.


RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES
---------
Net sales increased $1,326 or 7.9% to $18,086 in the third quarter of 2002 from $16,760 in the third quarter of 2001. The increase was primarily a result of increased sales in the Professional Segment, which includes preventive, infection control and diagnostic product lines. Sales from the three months ended September 30, 2001 were negatively affected by the events of September 11, 2001.

GROSS PROFIT
------------
Gross profit increased $581 or 6.5%, to $9,476 in the third quarter of 2002 from $8,895 in the third quarter of 2001. The additional gross profit was a result of the increased net sales. Gross margin decreased slightly to 52.4% of net sales in the third quarter of 2002 from 53.1% in the third quarter of 2001. The decrease was primarily a result of the product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses decreased $110 or 2.3% to $4,772 in the third quarter of 2002 from $4,882 in the third quarter of 2001. The decrease was the result of the elimination of the amortization of goodwill ($333 in the third quarter of 2001) starting in 2002 in accordance with the adoption of SFAS 142. The decrease from SFAS 142 was partially offset by increased legal expenses due to the Sultan litigation as well as increased other administrative expenses. As a percent of net sales, SG&A expenses decreased to 26.4% in 2002 from 29.1% in 2001 primarily as a result of the adoption of SFAS 142.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $691 or 17.2%, to $4,704 in the third quarter of 2002 from $4,013 in the third quarter of 2001. The increase was a result of the items explained above.

OTHER EXPENSE, NET
------------------
Other expense, net decreased $29 to $41 in the third quarter of 2002 from $70 in the third quarter of 2001. The decrease was primarily attributable to a reduction in interest expense resulting from lower borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $301 for the third quarter of 2002 to $1,819 from $1,518 in the third quarter of 2001. The effective tax rate in 2002 of 39.0% compares to 38.5% for 2001, reflecting the phase-in of the 35% federal tax rate, partially offset by the elimination of goodwill amortization expense in accordance with SFAS 142.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES
---------
Net sales increased $6,823 or 14.9% to $52,534 for the nine months of 2002 from $45,711 for the first nine months of 2001. The increase was primarily a result of the addition of Biotrol sales for the full period ($4,131 of additional sales) as well as growth in the Professional Segment.

GROSS PROFIT
------------
Gross profit increased $4,148 or 17.3%, to $28,091 for the first nine months of 2002 from $23,943 for the first nine months of 2001. Gross profit benefited from the acquisition of Biotrol and from strong sales in the Professional Segment. Gross margin increased to 53.5% of net sales for the first nine months of 2002 from 52.4% of net sales for the comparable period in 2001. The increase was primarily a result of the acquisition of Biotrol in addition to manufacturing productivity improvements and cost savings associated with the consolidation of our Sacramento, CA facility into our Earth City, MO operations.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $1,390, or 10.6%, to $14,463 for the first nine months of 2002 from $13,073 for the first nine months of 2001. The increase resulted primarily from additional SG&A expenses related to the Biotrol acquisition as well as other administrative expenses. These additional expenses are partially offset by the elimination of the amortization of goodwill ($904 for the first nine months of 2001) starting in 2002 in accordance with the adoption of SFAS
142. As a percent of net sales, SG&A expenses decreased to 27.5% in 2002 from 28.6% in 2001 primarily as a result of the adoption of SFAS 142, which was partially offset by the expenses associated with the Biotrol acquisition.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $2,758 or 25.4%, to $13,628 for the first nine months of 2002 from $10,870 for the first nine months of 2001. The increase is a result of the items explained above.

OTHER EXPENSE, NET
------------------
Other expense, net increased $255 to $297 for the first nine months of 2002 from $42 for the comparable period in 2001. The increase was primarily attributable to $232 of additional interest expense resulting from increased borrowings on the Company's credit facility as well as $97 of increased expense associated with the Company's one-third interest in International Assembly, Inc. These increases were partially offset by $82 of additional rental income in the comparable period.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $1,030 in 2002 to $5,199 from $4,169 in 2001. The effective tax rate in 2002 of 39.0% compares to 38.5% for 2001, reflecting the phase-in of the 35% federal tax rate, partially offset by the elimination of goodwill amortization expense in accordance with SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $11,657 and $8,771 for the first nine months of 2002 and 2001, respectively. Capital expenditures for property, plant and equipment were $2,199 and $6,450 for the first nine months of 2002 and 2001, respectively. During the first nine months of 2001, the Company spent approximately $3,400 for additional land and buildings at its Earth City, MO and its Ft. Wayne, IN locations. In addition, the Company spent approximately $3,100 to purchase machinery and equipment, panoramic X-ray machines to be rented to customers and to fund other capital expenditures to update various manufacturing operations. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

On November 2, 2001, the Company purchased 1,050 shares of its common stock from George E. Richmond, its Chairman for approximately $14,900. The purchase was financed through borrowings under the Company's credit facility.

On June 12, 2001, the Company acquired substantially all of the assets of Biotrol/Challenge. The Company originally paid $9,343 in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,912. The purchase price was financed with borrowings on the Company's credit facility and with cash flows from operations.

During March 2001, the Company entered into a one-year $20,000 credit agreement. The agreement was amended in April and September 2001, to extend the term to three-years and increase the borrowing capacity to $40,000. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Administrative fees for this agreement range from .15% to ..25% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of September 30, 2002 and December 31, 2001, the Company was in compliance with all of these covenants. As of September 30, 2002, the Company had $6,000 in outstanding borrowings under this agreement and $34,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

In April 2002, the Financial Accounting Standards Board issued SFAS no. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses classification of extinguishment of debt and requires accounting for lease modifications in the same manner as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is required to be implemented by the Company by January 1, 2003. Adoption of SFAS No. 145 is not expected to have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities are recognized for exit and disposal costs only when a liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material impact on the consolidated financial statements of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $90 and $22 of additional interest expense in the nine month periods ended September 30, 2002 and 2001, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $90 and $22 in the nine month periods ended September 30, 2002 and 2001, respectively.

Sales of the Company's products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells approximately 6% of its products outside of the United States. Of these foreign sales, approximately 97% are denominated in US dollars with the remaining 3% denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.


Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.


                                     PART II
                                OTHER INFORMATION


Item 1.         Legal Proceedings

                  On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16,
                  2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint seeks a permanent injunction and unspecified damages. The Company believes it has meritorious defenses to the claims and intends to vigorously defend this matter. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint seeks a permanent injunction and damages. This case has been transferred to the District of New

                  Jersey and consolidated for pretrial matters with Sultan's case. The parties are still in the process of completing the court-ordered mediation.


Item 6.       Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K.

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              YOUNG INNOVATIONS, INC.

November 13, 2002             /s/ Arthur L. Herbst, Jr.
----------------------        --------------------------------------------------
Date                          Arthur L. Herbst, Jr.
                              Executive Vice President, Chief Operating Officer,
                              & Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------


I, Alfred E. Brennan, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Young Innovations, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                            /s/  Alfred E. Brennan, Jr.
                                            ---------------------------
                                            Alfred E. Brennan, Jr.
                                            Chief Executive Officer

I, Arthur L. Herbst, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Young Innovations, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves
                     management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                              /s/  Arthur L. Herbst, Jr.
                              --------------------------
                              Arthur L. Herbst, Jr.
                              Executive Vice President, Chief Operating Officer, & Chief Financial Officer