Form 10-Q/A
period 2002-09-30
YOUNG INNOVATIONS INC
filed 2002-11-22
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to __________


Commission File Number  000-23213
                        ---------


                             YOUNG INNOVATIONS, INC.
             (Exact name of registrant as specified in its charter)

             MISSOURI                                43-1718931
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

                           13705 SHORELINE COURT EAST,
                              EARTH CITY, MISSOURI
                                      63045
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (314) 344-0010
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check or mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No    .
                                             ----    ----

Number of shares outstanding of the Registrant's Common Stock at October 31, 2002:

8,973,106 shares of Common Stock, par value $.01 per share.

This Form 10-Q/A is filed to amend and restate the exhibits filed under the heading "EXHIBITS AND REPORTS ON FORM 8-K" of Item 6, Part III, of the Company's 10-Q filed on November 14, 2002 to reflect the filing of Exhibit 4.1.




PART II. OTHER INFORMATION
--------------------------

Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 Amendment No.3, dated September 19, 2002, to the Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Company dated March 20, 2001, as amended.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

(b) Reports on Form 8-K

         None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             YOUNG INNOVATIONS, INC.
                                             -----------------------
                                                  (Registrant)

DATE: November 22, 2002


                                             By: /s/ Arthur L. Herbst, Jr.
                                                --------------------------------
                                                Arthur L. Herbst, Jr.
                                                Executive Vice President, Chief
                                                Operating Officer & Chief
                                                Financial Officer