Form 10-K
period 2002-12-31
YOUNG INNOVATIONS INC
filed 2003-03-26
CIK 949874

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                           ---    ---
    On June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $103.7 million (For purposes hereof, directors and executive officers have been deemed affiliates).

Number of shares outstanding of the Registrant's Common Stock at February 28, 2003:

           8,941,793 shares of Common Stock, par value $.01 per share

ALL SHARE AND PER SHARE NUMBERS SET FORTH ABOVE GIVE EFFECT TO THE THREE-FOR-TWO STOCK SPLIT EFFECTIVE ON MARCH 28, 2002 FOR HOLDERS OF RECORD AS OF THE CLOSE OF BUSINESS ON MARCH 22, 2002.

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                            FORWARD LOOKING STATMENT

This Annual Report (including, without limitation, Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

Forward-looking statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to changes in:

     -    Demand for the Company's products
     - Relationships with strategic customers, suppliers and product distributors
     -    Competition in each of the Company's product lines
     -    Dependence on and consolidation of distributors
     -    Successful integration of acquisitions
     -    Ability to manage the Company's growth
     - Availability of acquisition candidates and the need for additional capital
     - Technological change resulting in product obsolescence; dependence on new products
     -    Standard of care relating to dental health
     -    Government regulation
     -    Concentration of suppliers
     -    General economic conditions
     - Operational capabilities due to natural disasters or other similar unforeseen events

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

                                     PART I

ITEM 1. BUSINESS.

Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products and infection control products. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

Young Dental was founded in the early 1900s. As one of many small suppliers to the dental profession, Young Dental's strength was manufacturing consistently reliable dental products. As dentistry evolved, Young Dental's employees worked with practicing dentists and academics to identify clinical problems. Young Dental staff used their engineering and manufacturing expertise to create solutions to those problems. Young Innovations was incorporated in July 1995 shortly after the acquisition of The Lorvic Corporation ("Lorvic") in May 1995 by Young Dental, which added a new line of infection control products as well as chemical engineering and manufacturing expertise. In July 1996, the Company acquired Denticator International, Inc. ("Denticator") and its line of popular low-cost disposable prophylaxis angles to complement Young Dental's premium-priced disposable angles. In February 1998, the Company acquired Panoramic Corporation ("Panoramic"), a leading manufacturer and marketer of X-ray equipment sold or rented to dental professionals in the United States. In April 1999, the Company acquired Athena Technology, Inc. ("Athena"), which added a line of dental handpieces and related components to the Company's product lines. In June 2000, the Company acquired substantially all of the assets of Plak Smacker, Inc, ("Plak Smacker"), which added a line of orthodontic toothbrushes, children's toothbrushes, flavored examination gloves, and children's toothpastes to the Company's product line. In June 2001, the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively, "Biotrol"), which significantly strengthened the Company's infection control and preventive product offerings.

The Company believes that decades of providing innovative products to meet the evolving needs of the dental profession have earned the Company a strong reputation for quality, reliability and value.

The Company markets its products primarily in the United States. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2002.

The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

WEBSITE ACCESS TO COMPANY REPORTS

The Company makes available free of charge through our website, www.ydnt.com, it's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. The Company's internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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

The Company also uses non-exclusive distributors to service markets in a number of other countries. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company, which accounted for 13.8%, and 15.0% respectively, of the Company's sales in 2002. The Company has no formal agreements with its distributors. They generally purchase products from the Company by purchase order. The Company believes these arrangements are customary in the industry. In addition to marketing through distributors in the United States, the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and United States military bases.

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

PRODUCT DEVELOPMENT

The  Company's  engineers  and  chemists  are focused on  developing  innovative professional dental products and are actively involved in improving the Company's manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed a short prophy cup for its line of prophy angles to allow for easier access to the back of the patient's mouth. Many of the new products or product improvements developed by the Company are patented. The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

Research and development costs are expensed when incurred and totaled $596, $516 and $602 for 2002, 2001 and 2000, respectively.

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

    Pastes, Liquids and Gels. The Company blends and mixes all of its pastes, liquids and gels at the Louisville, Colorado, Earth City, Missouri, and Brownsville, Texas, facilities. The Company owns equipment used to form and die-cut expanded polyethylene foam and to die-cut extruded plastic into finished products and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

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

OTHER

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000, of which $4,161 was being used at December 31, 2002. The Company expects to fund working capital requirements from a combination of available cash balances, internally generated funds, and from the borrowing arrangements mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

EMPLOYEES

As of December 31, 2002, the Company employed 276 people, none of whom were covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

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



        NAME                       AGE    POSITION                             PRINCIPAL OCCUPATION DURING PAST 5 YEARS
        ----                       ---    ---------                            ----------------------------------------
        George E. Richmond........  69    Chairman of the Board and Director   Chairman of the Board since 1997, Chief
                                                                               Executive Officer from 1995 to 2002, Director of
                                                                               the Company since its organization in 1995,
                                                                               President of Young Dental Manufacturing Company
                                                                               ("Young Dental") (predecessor to the Company)
                                                                               from 1961 until 1997.

        Alfred E. Brennan.........  50    President, Chief Executive Officer   President since July 1998, Chief Executive
                                          and Director                         Officer since January 2002 and Director of the
                                                                               Company since August 1997, Chief Operating
                                                                               Officer of the Company from October 1997 until
                                                                               May 2002.

        Arthur L. Herbst, Jr. ....  39    Executive Vice President, Chief      Chief Operating Officer since May 2002, Chief
                                          Operating Officer, Chief Financial   Financial Officer since February 1999, Secretary
                                          Officer, Secretary and Director      since April 2000, Executive Vice President since
                                                                               October 1998 and a Director of the Company since
                                                                               November 1997. Vice President and Portfolio
                                                                               Manager with Roberts, Glore & Co, a registered
                                                                               investment advisor, from September 1995 to
                                                                               November 1998.

        Eric J. Stetzel...........  46    Vice President                       Vice President since February 1999.  President
                                                                               of Young Acquisitions Company since February
                                                                               1998. President of Panoramic Rental Corp. since
                                                                               April 1998. President of Panoramic Corporation
                                                                               from 1986 to February 1998.

        Daniel E. Garrick.........  34    Vice President, Assistant Secretary  Vice President and Assistant Secretary since
                                                                               April 2001, Director of Business Development of
                                                                               Young Innovations since August 1999, Partner of
                                                                               Alta Management Consulting from December 1998 to
                                                                               August 1999, variety of consulting positions
                                                                               with Dewar Sloan, a management consulting
                                                                               company, from July 1993 to November 1998.


         Sean T. O'Connor.........  34    Vice President                       Vice President since April 2001, Director of
                                                                               Business Development of Young Innovations since
                                                                               August 1999, Partner of Alta Management
                                                                               Consulting from December 1998 to August 1999,
                                                                               variety of consulting positions with Dewar Sloan
                                                                               from June 1994 to November 1998.


ITEM 2. PROPERTIES.

The Company's facilities are as follows:



                DESCRIPTION                   SQUARE FEET        LOCATION                   OWNED/LEASED
                -----------                   -----------        --------                   ------------
        Corporate Headquarters
           and Manufacturing.............       113,000    Earth City, Missouri                Owned
        Manufacturing....................        12,000     Brownsville, Texas                 Owned
        Office and Manufacturing.........        39,000     Fort Wayne, Indiana                Owned

        Office and Manufacturing.........         8,000     Fort Wayne, Indiana   Leased, on month to month terms
        Office and Manufacturing.........        27,000    Louisville, Colorado    Leased, expires December 2003
        Office and Distribution..........        24,000    Riverside, California     Leased, expires March 2004
        Distribution.....................        23,000    Morristown, Tennessee   Leased on month to month terms
        Office...........................         5,000     Algonquin, Illinois      Leased, expires March 2005
        Office...........................         2,000      Chicago, Illinois        Leased, expires May 2003



The Company believes that its facilities are generally in good condition.

ITEM 3. LEGAL PROCEEDINGS.

On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint sought a permanent injunction and unspecified damages. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint sought a permanent injunction and damages. On February 6, 2003, the Company and Sultan settled each case with neither party paying a material amount.

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

           -------------------------------------------------------------------
                                                            Market Price
           -------------------------------------------------------------------
           Quarter                                      High           Low
           -------                                    -------       -------
           2001
           First....................................  $13.83        $11.83
           Second...................................  $16.33        $12.00
           Third....................................  $16.08        $12.00
           Fourth...................................  $17.83        $12.50

           2002
           First....................................  $22.83        $17.17
           Second...................................  $25.30        $21.72
           Third....................................  $28.26        $18.09
           Fourth...................................  $27.04        $20.09

           ------------------------------------------------------------------

On February 28, 2003, there were approximately 37 holders of record of the Company's Common Stock.

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


                                                                                   YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                               2002(1)      2001(2)        2000(3)        1999(4)       1998(5)
                                                              --------      --------      --------      --------       --------

INCOME STATEMENT DATA:
  Net sales ............................................      $ 72,218      $ 63,659      $ 51,387      $ 42,712       $ 36,595
  Cost of goods sold ...................................        33,787        30,017        24,000        18,825         16,467
                                                              --------      --------      --------      --------       --------
  Gross profit .........................................        38,431        33,642        27,387        23,887         20,128
   Selling, general and administrative expenses ........        19,433        17,897        13,754        12,195         10,623
                                                              --------      --------      --------      --------       --------
  Income from operations ...............................        18,998        15,745        13,633        11,692          9,505
  Interest expense and other, net ......................           286           225           108           (32)          (326)
                                                              --------      --------      --------      --------       --------
  Income before provision for income taxes .............        18,712        15,520        13,525        11,724          9,831
  Provision for income taxes ...........................         7,301         5,975         5,220         4,572          3,782
                                                              --------      --------      --------      --------       --------

  Net income ...........................................      $ 11,411      $  9,545      $  8,305      $  7,152       $  6,049
                                                              ========      ========      ========      ========       ========
  Basic earnings per share (6) .........................      $   1.29      $   0.99      $   0.85      $   0.73       $   0.60
                                                              ========      ========      ========      ========       ========
  Basic weighted average common shares
     Outstanding (6) ...................................         8,876         9,662         9,752         9,848         10,145
  Diluted earnings per share (6) .......................      $   1.22      $   0.96      $   0.84      $   0.72       $   0.59
                                                              ========      ========      ========      ========       ========
  Diluted weighted average common shares
     Outstanding (6) ...................................         9,331         9,904         9,914         9,880         10,208



                                                                                    AS OF DECEMBER 31,
                                                              -----------------------------------------------------------------
                                                                  2002        2001(2)       2000(3)      1999(4)       1998(5)
                                                              --------      --------      --------      --------       --------
BALANCE SHEET DATA:
  Working capital ........................................     $12,645       $12,439       $11,578       $ 9,438       $10,100
  Total assets ...........................................      84,988        83,605        69,592        60,336        54,744
  Total debt (including current maturities) ..............       4,304        16,984           592           893          --
  Stockholders' equity ...................................      67,670        55,885        60,437        52,137        48,201

----------
(1)  Weighted  average  common shares  outstanding  decreased  from 2001 to 2002 primarily as a result of the Company's  buyback of 1,050 shares from George
     E. Richmond, its Chairman of the Board and then Chief Executive Officer, in
     November 2001.

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



(6) Earnings per share data and shares outstanding retroactively reflect the impact of the three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers give effect to such stock split.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS).

GENERAL

The Company develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes and children's toothpastes. The Company believes it is the leading manufacturer and distributor of prophy angles and cups (used in teeth cleaning and polishing procedures) and dental surface disinfectants in the United States. The Company also believes it is the leading distributor of panoramic X-ray equipment in the United States.

The principal components of the Company's growth strategy are to continuously improve its operating efficiencies, to develop new products and to complete strategic acquisitions. In order to help fund the Company's strategy for growth, the Company completed an initial public offering of 3,450 shares of its Common Stock in November 1997, resulting in net proceeds of approximately $25,200. The Company used the proceeds to repay debt incurred with previous acquisitions and to fund future strategic acquisitions.

On February 27, 1998, the Company acquired the assets of Panoramic for $13,900 cash plus 94 shares of the Company's Common Stock and assumed approximately $3,900 of Panoramic's liabilities, of which $2,600 was repaid at closing. On April 2, 1999, the Company acquired the stock of Athena for $4,200 in cash plus $232 in notes payable to the previous shareholders. On June 13, 2000 the Company acquired the assets of Plak Smacker for approximately $7,100 in cash. On June 12, 2001 the Company acquired the assets of Biotrol for approximately $8,900 in cash. The results of operations for these acquisitions are included in the consolidated financial statements since the date of acquisition. The acquisitions were accounted for as purchase transactions.

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

     Allowance for doubtful accounts - The Company has 42% of its December 31, 2002 accounts receivable balance with two large customers (see footnote 5 of the financial statements set forth in Item 8) with the remaining balance among numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

     Inventory - The Company values inventory at the lower of cost or market. Inventory values are based upon standard costs which approximate historical costs. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. If demand for the Company's products is significantly different than Management's expectations, the reserve could be materially impacted. Changes to the reserves are included in cost of goods sold.

   Goodwill and other intangible assets - The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by Management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on Management's judgment as to the future operating cash flows to be generated from the assets throughout their estimable useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

   Contingencies - The Company and its subsidiaries from time to time are subject to various contingencies, including legal proceedings arising in the normal course of business. Management, with the assistance of external legal counsel, performs an analysis of current litigation and will record liabilities if a loss is probable and can be reasonably estimated. The Company believes the reserve is adequate, however it can not guarantee that costs will not be incurred in excess of current estimates.

RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

                                                        YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                        2002      2001     2000
                                                     --------   -------  -------

Net sales..........................................    100.0%    100.0%   100.0%

Cost of goods sold.................................     46.8      47.2     46.7
                                                      ------    ------   ------

Gross profit.......................................     53.2      52.8     53.3

Selling, general and administrative expenses.......     26.9      28.1     26.8
                                                      ------    ------   ------

Income from operations.............................     26.3      24.7     26.5

Interest expense and other, net....................       .4        .3       .2
                                                      ------    ------   ------

Income before provision for income taxes...........     25.9      24.4     26.3

Provision for income taxes.........................     10.1       9.4     10.1
                                                      ------    ------   ------

Net income.........................................     15.8%     15.0%    16.2%
                                                      ======    ======   ======


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

    Net Sales - Net sales increased $8,559, or 13.4%, to $72,218 in 2002 from $63,659 in 2001. The increase was primarily attributable to the inclusion of Biotrol sales for the full period ($4,205 of additional sales) as well as growth in the Professional and Retail Segments.

    Gross Profit - Gross profit increased $4,789, or 14.2%, to $38,431 in 2002 from $33,642 in 2001. Gross profit benefited from the acquisition of Biotrol and from increased sales in the Professional and Retail Segments. Gross margin increased to 53.2% of net sales in 2002 from 52.8% in 2001. This increase was primarily a result of the full year inclusion of Biotrol and overall product mix.

    Selling, General, and Administrative Expenses ("SG&A") - SG&A expenses increased $1,536 million, or 8.6%, to $19,433 in 2002 from $17,897 in 2001. The increase was primarily a result of additional SG&A expenses related to the Biotrol acquisition as well as increased spending in the Professional and Retail segments. These administrative expenses are partially offset by the elimination of the amortization of goodwill ($1,215 for 2001) starting in 2002 in accordance with the adoption of SFAS 142. As a percent of net sales, SG&A expenses decreased to 26.9% in 2002 from 28.1% in 2001 as a result of the factors explained above.

    Income from Operations - Income from operations increased $3,253, or 20.7%, to $18,998 in 2002 from $15,745 in 2001 as a result of the factors explained above.

      Interest Expense (Income), net - Interest expense, net increased $134, or 90.5%, to $282 in 2002 from $148 in 2001. The increase was primarily attributable to additional interest expense resulting from increased borrowings on the Company's credit facility during the second half of 2001 that remained outstanding for a majority of 2002. These borrowings related to the acquisition of Biotrol in June 2001 and the repurchase of 1,050 shares of common stock in November 2001.

      Other Expense, net - Other expense, net decreased $73, to $4 in 2002 from $77 in 2001. The decrease was primarily attributable to lower expense associated with the Company's one-third interest in IAI as well as additional rental income from leased space at the Company's Earth City facility.

    Provision for Income Taxes - Provision for income taxes increased $1,326 in 2002 to $7,301 from $5,975 for 2001 primarily as a result of higher pre-tax income. The effective tax rate of 39.0% in 2002 compares to 38.5% in 2001, reflecting the continued phase-in of the 35% federal tax rate, partially offset by the elimination of goodwill amortization expense in accordance with SFAS 142.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Net Sales - Net sales increased $12,272, or 23.9%, to $63,659 in 2001 from $51,387 in 2000. The increase was primarily attributable to the inclusion of a partial year of Biotrol sales ($5,821 of additional sales) and a full year of Plak Smacker sales ($7,161 of additional sales), as well as increased sales of products in the Professional and Retail Segments, which were offset by the discontinuation of sales of certain unprofitable and non-strategic products.

    Gross Profit - Gross profit increased $6,255, or 22.8%, to $33,642 in 2001 from $27,387 in 2000. Gross profit was favorably impacted by the acquisition of Biotrol and a full year of Plak Smacker. Gross margin decreased to 52.8% of net sales in 2001 from 53.3% in 2000. This decrease was primarily attributable to the full year inclusion of Plak Smacker sales, which typically earn lower gross margins.

    Selling, General, and Administrative Expenses ("SG&A") - SG&A expenses increased $4,143, or 30.1%, to $17,897 in 2001 from $13,754 in 2000 primarily due to the inclusion of expenses of Biotrol for a partial year and of Plak Smacker for a full year. As a percent of net sales, SG&A expenses increased to 28.1% in 2001 from 26.8% in 2000 primarily due to higher SG&A spending at Biotrol.

    Income from Operations - Income from operations increased $2,112 or 15.5%, to $15,745 in 2001 from $13,633 in 2000 as a result of the factors explained above.

      Interest Expense (Income), net - Interest expense, net increased $168 to $148 in 2001 from ($20) in 2000. The increase was primarily attributable to additional interest expense resulting from increased borrowings on the Company's credit facility to fund the Biotrol acquisition as well as the repurchase of 1,050 shares of common stock in November 2001.

      Other Expense, net - Other expense, net decreased $51 to $77 in 2001 from $128 in 2000. The decrease was primarily attributable to additional rental income from leased space at the Company's Earth City facility for the period.

    Provision for Income Taxes - Provision for income taxes increased $755 in 2001 to $5,975 from $5,220 for 2000 primarily as a result of higher pre-tax income. The effective tax rate of 38.5% in 2001 compares to 38.6% in 2000. The 2001 rate reflects savings resulting from federal and state tax planning offset by the phase-in of the 35% federal tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $16,258, $14,142, and $7,699 for 2002, 2001 and 2000, respectively. Capital expenditures for property, plant and equipment were $2,660, $6,983, and $2,176 in 2002, 2001 and 2000, respectively. Capital expenditures in 2001 included $3,309 for additional manufacturing and office space in Earth City, MO and Fort Wayne, IN, and $2,294 for additional machinery and equipment. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems. Other significant uses of cash over the three years are as follows:

In November and December 2002, the Company repurchased 81 shares of its common stock from various stockholders for $1,709. The purchase was financed through borrowings on the Company's credit facility.

On November 2, 2001, the Company purchased 1,050 shares of its common stock from George E. Richmond, its Chairman for approximately $14,900. The purchase was financed through borrowings on the Company's credit facility.

On June 12, 2001, the Company acquired substantially all the assets of Biotrol. The Company originally paid $9,343 in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,912. The purchase price was financed with borrowings on the Company's credit facility and with cash flows generated from operations.

On June 13, 2000, the Company acquired substantially all of the assets of Plak Smacker for approximately $7,100 in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

 During March 2001, the Company entered into a one-year $20,000 credit agreement. The agreement was amended in April and September 2001, to extend the term to three-years and increase the borrowing capacity to $40,000. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from ..15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2002, the Company was in compliance with all of these covenants. During 2002, the Company borrowed under the credit facility to finance the acquisition of Biotrol, the repurchase of Common Stock, investments in facilities and equipment and for working capital needs. At December 31, 2002, there were $4,161 in outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

The Company has certain contractual obligations and / or commercial commitments. The following table represents the aggregate maturities and expiration amounts of various classes of obligations at December 31, 2002 (in thousands):



                                                                           PAYMENTS DUE BY PERIOD
                                                 ---------------------------------------------------------------------------
                                                                  LESS THAN                                    AFTER 5
                                                                  ---------                                    -------
CONTRACTUAL OBLIGATIONS                             TOTAL         1 YEAR         1-3 YEARS       4-5 YEARS      YEARS
                                                    -----         ------         ---------       ---------      -----

Capital Lease Obligations......................  $     143        $    75      $     68              --             --
Operating Leases (including buildings).........        915            615           288        $     12             --
Long-Term Debt.................................      4,161             --         4,161              --             --
                                                  --------       --------      --------        --------      ---------
Total Contractual Cash.........................   $  5,219         $  690      $  4,517        $     12             --
                                                 ---------       --------      --------        --------      ---------


RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No.

121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses classification of extinguishment of debt and requires accounting for lease modifications in the same manner as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities are recognized for exit and disposal costs only when a liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. Management does not believe the impact of this Interpretation will be material to the consolidated financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company's average debt balance, a theoretical 100 basis point increase in interest rates would have resulted in approximately $115 and $81 of additional interest expense in the years ended December 31, 2002 and 2001, respectively. In 2000, the Company did not carry significant borrowings under its credit facility and thus interest rate risk would have been immaterial.

Sales of the Company's products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside the United States. Of these foreign sales, approximately 97% are denominated in US dollars with the remaining approximately 3% denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheet of Young Innovations, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The consolidated financial statements and the financial statement schedule of Young Innovations, Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Note 9 to the consolidated financial statements, in their reports dated February 4, 2002 (except for the information related to the stock split, discussed in Note 1, as to which the date is March 22, 2002).

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements and the financial statement schedule of Young Innovations, Inc. and subsidiaries as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 9 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of Young Innovations, Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.


/s/ KPMG LLP

St. Louis, Missouri
February 3, 2003

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2002 (except with respect to the matter discussed in Note 22, as to which the date is March 22, 2002)


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, WHICH HAS CEASED OPERATIONS, IN CONNECTION WITH YOUNG INNOVATIONS, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      December 31
                                                                                                ------------------------
                                                                                                   2002        2001
                                                                                                   ----        ----

                                                        ASSETS

Current assets:
   Cash and cash equivalents...............................................................     $      554  $       82
   Trade accounts receivable, net of allowance for doubtful accounts of $385
     and $444, in 2002 and 2001, respectively..............................................         10,010       9,916
   Inventories.............................................................................          7,861       7,158
   Other current assets....................................................................          2,405       1,848
                                                                                                ----------  ----------
           Total current assets............................................................         20,830      19,004
Property, plant and equipment, net.........................................................         18,962      18,759
Goodwill  .................................................................................         42,414      44,384
Other intangible assets....................................................................          2,302         307
Other assets...............................................................................            480       1,151
                                                                                                ----------  ----------
                Total assets...............................................................     $   84,988  $   83,605
                                                                                                ==========  ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt....................................................     $       75  $      141
   Accounts payable and accrued liabilities................................................          8,110       6,424
                                                                                                ----------  ----------
           Total current liabilities.......................................................          8,185       6,565
Long-term debt.............................................................................          4,229      16,843
Deferred income taxes......................................................................          4,904       4,312
Stockholders' equity:
   Common stock, voting, $.01 par value, 25,000 shares authorized, 8,905 and 8,921 shares issued and outstanding, net of treasury stock, in 2002 and 2001,
     respectively..........................................................................             89          89
   Additional paid-in capital..............................................................         28,050      27,828
   Deferred stock compensation.............................................................         (1,271)     (1,608)
   Retained earnings.......................................................................         58,772      47,361
   Common stock in treasury, at cost, 1,338 and 1,418 shares in 2002 and 2001,
      respectively                                                                                 (17,970)     (17,785)
                                                                                                ----------  ----------
           Total stockholders' equity......................................................         67,670      55,885
                                                                                                ----------  ----------
                Total liabilities and stockholders' equity.................................     $   84,988  $   83,605
                                                                                                ==========  ==========



        The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    Years Ended December 31
                                                                          --------------------------------------------
                                                                               2002           2001           2000
                                                                               ----           ----           ----

Net sales............................................................     $      72,218   $      63,659  $      51,387
     Cost of goods sold..............................................            33,787          30,017         24,000
                                                                          -------------   -------------  -------------
Gross profit.........................................................            38,431          33,642         27,387
     Selling, general and administrative expenses....................            19,433          17,897         13,754
                                                                          -------------   -------------  -------------
Income from operations...............................................            18,998          15,745         13,633
     Interest expense (income), net..................................               282             148            (20)
     Other expense, net..............................................                 4              77            128
                                                                          -------------   -------------  -------------
Income before provision for income taxes.............................            18,712          15,520         13,525
      Provision for income taxes.....................................             7,301           5,975          5,220
                                                                          -------------   -------------  -------------
Net income                                                                $      11,411   $       9,545  $       8,305
                                                                          =============   =============  =============
Basic earnings per share.............................................     $        1.29   $        0.99  $        0.85
                                                                          =============   =============  =============
Diluted earnings per share...........................................     $        1.22   $        0.96  $        0.84
                                                                          =============   =============  =============
Basic weighted average shares outstanding............................             8,876           9,662          9,752
                                                                                =======        ========       ========
Diluted weighted average shares outstanding..........................             9,331           9,904          9,914
                                                                                =======        ========       ========



         The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                        Additional                Common
                              Common     Paid-In     Retained    Stock in   Deferred Stock                    Comprehensive
                              Stock      Capital     Earnings    Treasury    Compensation        Total            Income
                              -----      -------     --------    --------    ------------        -----            ------

BALANCE, December 31,
  1999                        $ 98       $ 26,050    $ 29,511    $ (3,522)        -           $ 52,137
     Net income...........       -           -          8,305          -          -              8,305           $ 8,305
     Common stock
       purchased...........      -           -             -         (104)        -               (104)
     Stock options
       exercised..........       -          10             -           89         -                99
     Comprehensive income.
                               ___        ______     _______     ________     _______         ________           $ 8,305
                                                                                                                 =======
BALANCE, December 31,
  2000                          98         26,060     37,816       (3,537)        -             60,437
     Net income...........       -           -         9,545           -          -              9,545           $ 9,545
     Common stock
       purchased....            (9)          -          -         (14,908)        -            (14,917)
     Stock options
       exercised..........       -          86          -             660         -                746
     Deferred stock
       compensation.......       -       1,682          -              -      $ (1,682)            -
     Amortization of
       deferred stock
       compensation.......       -           -          -              -            74              74
                                                                       -
     Comprehensive income.
                               ___        _______   _________   _________    ________        _________          $ 9,545
                                                                                                                ========
BALANCE, December 31,
  2001                          89         27,828      47,361     (17,785)      (1,608)         55,885
     Net income...........       -          -          11,411          -            -           11,411         $ 11,411
     Common stock
       purchased...........      -          -           -          (1,709)          -           (1,709)
     Stock options
       exercised..........       -           222        -           1,524           -            1,746
     Amortization of
       deferred stock
       compensation.......       -           -          -            -            337              337
     Comprehensive income.       -           -          -            -              -              -           $ 11,411
                                                                                                               ========
BALANCE, December 31,
  2002                        $ 89       $ 28,050    $ 58,772    $(17,970)   $ (1,271)        $ 67,670
                              ====       ========    ========    ========    ========         ========

        The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                              Years Ended December 31
                                                                          ---------------------------------
                                                                           2002         2001         2000
                                                                           ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................   $ 11,411    $  9,545    $  8,305
                                                                          --------    --------    --------
   Adjustments to reconcile net income to net cash flows from operating activities-
       Depreciation and amortization ..................................      2,536       3,239       2,694
       Deferred income taxes ..........................................        545         825         884
       Loss (gain) on disposal of property, plant and equipment .......        148        --           (24)
       Changes in assets and liabilities-
         Trade accounts receivable ....................................       (105)        663      (2,329)
         Inventories ..................................................       (778)        (56)     (1,098)
         Other current assets .........................................       (510)       (293)        887
         Other assets .................................................        671         514        (113)
         Accounts payable and accrued liabilities .....................      2,340        (295)     (1,507)
                                                                          --------    --------    --------
                  Total adjustments ...................................      4,847       4,597        (606)
                                                                          --------    --------    --------
           Net cash flows from operating activities ...................     16,258      14,142       7,699
                                                                          --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Recoveries (payments) for acquisitions, net of cash acquired .......        431      (9,298)     (7,088)
   Purchases of property, plant and equipment .........................     (2,660)     (6,983)     (2,176)
   Other investing activities .........................................       --          --          (464)
                                                                          --------    --------    --------
           Net cash flows from investing activities ...................     (2,229)    (16,281)     (9,728)
                                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt .........................................    (57,028)    (23,561)     (9,668)
   Borrowings on long-term debt .......................................     44,348      39,953       9,191
   Proceeds from stock options exercised ..............................        832         746          99
   Purchases of treasury stock ........................................     (1,709)    (14,917)       (104)
                                                                          --------    --------    --------
           Net cash flows from financing activities ...................    (13,557)      2,221        (482)
                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..................        472          82      (2,511)
Cash and cash equivalents, beginning of period ........................         82        --         2,511
                                                                          --------    --------    --------
Cash and cash equivalents, end of period ..............................   $    554    $     82    $    ---
                                                                          ========    ========    ========

        The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  ORGANIZATION:

Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophy angles, prophy cups and brushes, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas. Export sales were less than 10% of total net sales for 2002, 2001 and 2000.

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

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

      Buildings and improvements..............................3 to 40 years
      Machinery and equipment.................................3 to 10 years

      Equipment rented to others..............................4 to 15 years

OTHER ASSETS

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The investment is being accounted for under the equity method of accounting. Equity income (loss) is recorded using a three-month lag. The Company's losses attributed to IAI are included in other expense, net and totaled $150, $240, and $203 for 2002, 2001 and 2000, respectively. The asset balance at December 31, 2002 for this investment is $377, of which approximately $350 represents goodwill.

The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. These services totaled $458, $830 and $632 in 2002, 2001 and 2000, respectively.

INTANGIBLE ASSETS

Intangible assets primarily consist of costs related to trademarks and patents issued to the Company and patent applications. Trademarks have been determined to have indefinite useful lives and therefore the carrying value is reviewed at least annually for recoverability. Capitalized patent costs are amortized on a straight-line basis over the estimated useful lives of the patents, generally 17 years. In addition, intangible assets include supplier relationships and product formulas, which are amortized on a straight-line basis over their respective estimated useful lives.

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


REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a
90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2002 and 2001.

ADVERTISING COSTS

Advertising   costs  are  expensed  when   incurred.   Advertising   costs  were
approximately $2,072, $1,834 and $1,667 for 2002, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $596, $516 and $602 for 2002, 2001 and 2000, respectively.

INTEREST EXPENSE (INCOME), NET

Interest expense (income) includes interest paid related to borrowings on the Company's credit facility, as well as offsetting interest income earned on various investments. In 2002, 2001 and 2000, interest income totaled $63, $96, and $119, respectively.

OTHER EXPENSE (INCOME), NET

Other expense (income) includes the Company's portion of losses from its investment in IAI, rental income from leased space, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business.

INCOME TAXES

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $5,401, $4,611, and $4,020 for the payment of federal and state income taxes and $376, $188, and $99 for the payment of interest during 2002, 2001 and 2000, respectively.

3.  ACQUISITIONS:

On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The Company paid approximately $9,343 in cash including transaction costs, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,867. The acquisition was financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. Upon the finalization of the settlement and purchase accounting during the second quarter of 2002, the final purchase price allocation was completed and goodwill was determined to be $6,160. The final purchase accounting adjustments included a write-off of $11 to accounts receivable, a write-off of $184 to fixed assets, a write-off of $75 to inventory and an increase to accrued liabilities of $261 with the offset to goodwill. In accordance with SFAS 142, $2,060 of separately identifiable intangible assets, including trademarks, product formulations, and supplier relationships, were also recorded. The trademarks have been determined to have indefinite lives. The remaining intangible assets are being amortized over a period between 5 years and 40 years. The results of operations for Biotrol are included in the consolidated financial statements since June 12, 2001.

On June 13, 2000 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Plak Smacker. The Company paid $7,053 in cash. The acquisition was principally financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. The purchase price was allocated based upon estimates of fair value of assets and liabilities, resulting in goodwill of $6,126. The results of operations for Plak Smacker are included in the consolidated financial statements since June 13, 2000.

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

The table below is a summary of certain financial information relating to the two segments:


        2002                                    Professional    Retail      Consolidated
                                                ------------    ------      ------------

        Net sales.............................     $ 67,147      $ 5,071       $ 72,218
        Income from operations................     $ 18,560       $ 438        $ 18,998

        2001                                    Professional    Retail      Consolidated
                                                ------------    ------      ------------

        Net sales.............................     $58,824       $ 4,835       $ 63,659
        Income from operations................     $15,484        $ 261        $ 15,745

        2000                                    Professional     Retail     Consolidated
                                                -------------    -------    ------------

        Net sales.............................     $48,737      $ 2,650        $51,387
        Income from operations................     $13,428       $ 205         $13,633
                                                   -------       ------        -------


5.  MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 42% and 35% of accounts receivable at December 31, 2002 and 2001, respectively.

The percentage of net sales to major distributors to total net sales consist of the following:

                                                               Years Ended
                                                               December 31
                                                       -------------------------
                     Distributor                         2002    2001    2000
                     -----------                         ----    ----    ----

          Henry Schein, Inc..........................   13.8%   14.6%   17.0%
          Patterson Dental Company...................   15.0    13.3    11.7

6.  INVENTORIES:

Inventories consist of the following:
                                                            December 31
                                                        ---------------------
                                                          2002       2001
                                                          ----       ----

         Finished products...........................     $ 4,931    $ 3,340
         Work in process.............................       1,321      2,030
         Raw materials and supplies..................       1,609      1,788
                                                         --------   --------
                    Total inventories                     $ 7,861    $ 7,158
                                                          =======    =======

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                        December 31
                                                                   -----------------------
                                                                      2002        2001
                                                                      ----        ----

         Land....................................................  $    1,086  $    1,086
         Buildings and improvements..............................       7,474       7,448
         Machinery and equipment.................................      17,250      15,350
         Equipment rented to others..............................       5,852       5,257
         Construction in progress................................         129         605
                                                                    ---------   ---------
                                                                       31,791      29,746

         Less - Accumulated depreciation.........................     (12,829)    (10,987)
                                                                    ---------- ----------
                    Total property, plant and equipment, net.....  $   18,962  $   18,759
                                                                    =========   =========


Machinery and equipment under capital lease and related accumulated depreciation was $345 and $218, respectively at December 31, 2002 and was $794 and $356, respectively at December 31, 2001. Depreciation expense was $2,125, $1,922 and $1,693 for 2002, 2001 and 2000, respectively.

8.  OTHER ASSETS:

Other assets consist of the following:


                                                                       December 31
                                                                     -----------------
                                                                      2002     2001
                                                                      ----     ----

         Investment in IAI.......................................     $  377   $  527
         Notes receivable, long-term (see footnote 19)...........          -      500
         Other...................................................        103      124
                                                                     -------  -------
                    Total other assets...........................     $  480   $1,151
                                                                      ======   ======


9.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill consists of the following:


                                                                       December 31
                                                                  ---------------------
                                                                     2002        2001
                                                                     ----        ----

         Goodwill................................................  $ 47,212    $ 49,182
         Less-  Accumulated amortization.........................    (4,798)     (4,798)
                                                                   --------- ----------
                    Total goodwill...............................  $ 42,414    $ 44,384
                                                                   ========    ========


Amortization of goodwill totaled $0, $1,243 and $1,001 for 2002, 2001 and 2000, respectively.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company no longer amortizes goodwill and intangibles which have indefinite lives. Other intangible assets with finite lives continue to be amortized over their useful lives.

SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. The impairment test for goodwill is a two-step process. The first step is to identify when a goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test should be performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss should be recognized equivalent to the excess amount which in no circumstances should exceed the carrying amount of the goodwill.

In accordance with the transition rules of SFAS 142, the Company performed the transitional impairment tests during the first half of 2002, as of January 1, 2002. Reporting units were established based on the Company's current reporting structure. All existing goodwill and intangible assets were assigned to the reporting units. All of the goodwill was allocated to the reporting units within the professional segment. The Company engaged an independent valuation and appraisal firm to assist with determining fair values based upon discounted future estimated cash flows and other valuation techniques. Fair values of the reporting units exceeded their respective book values. Thus no impairment was identified as of January 1, 2002, and, therefore, Step 2 testing was deemed unnecessary. During the fourth quarter of 2002, the Company carried forward the detailed determination of the fair value of the reporting units, as permitted based on certain criteria of SFAS 142. The Company determined that there was no impairment of reporting units. On an on-going basis, the Company will perform its annual impairment assessment in the fourth quarter of each year.


With the finalization of the purchase accounting relating to the acquisition of Biotrol (acquired June 12, 2001), intangible assets other than goodwill of $2,060 were identified in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. This as well as other purchase price adjustments and finalization of the purchase accounting resulted in a reduction in the net carrying value of goodwill from $44,384 at December 31, 2001 to $42,414 at December 31, 2002. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Other intangibles consist of the following, which are all included in the Professional Segment:


                                                            AS OF DECEMBER 31, 2002
                                         ---------------------------------------------------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING AMOUNT
                                               AMOUNT            AMORTIZATION
     Amortized intangible assets
          Patents                              $    491             $ 204                $   287
          Product formulas                          430                16                    414
          Supplier relationships                    130                39                     91
                                         ----------------       -----------              ---------
               Total                           $  1,051             $ 259                $   792

     Unamortized intangible assets
          Trademarks                           $  1,510                                  $ 1,510
                                         --------------                                  -------
               Total                           $  1,510                                  $ 1,510
                                         --------------                                  -------
               Total intangible assets         $  2,561             $ 259                $ 2,302


                                                            AS OF DECEMBER 31, 2001
                                         ---------------------------------------------------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING AMOUNT
                                               AMOUNT            AMORTIZATION
     Amortized intangible assets
          Patents                             $     485             $ 178                $  307


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the twelve months ended December 31, 2002, 2001 and 2000 was $81, $26 and $26, respectively. Estimated amortization expense for each of the next five years is as follows:

         For the year ended 12/31/03                 $   62
         For the year ended 12/31/04                     62
         For the year ended 12/31/05                     62
         For the year ended 12/31/06                     49
         For the year ended 12/31/07                     36

SFAS No. 142 does not require retroactive restatement for all periods presented. However, presented below is a reconciliation of the 2001 and 2000 statements of income data previously reported to reflect the impact related to its adoption:


                                                              TWELVE MONTHS ENDED
                                          ----------------------------------------------------------
                                          DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                          -----------------   -----------------   -----------------

Reported net income                            $11,411             $ 9,545             $8,305
Add:  amortization adjustment, net of                -                 904                791
                                          ------------             --------            ------
related tax
Adjusted net income                            $11,411             $10,449             $9,096
                                               =======             =======             ======

Reported basic earnings per share                $1.29               $0.99               $0.85
Add:  amortization adjustment                        -               $.09                $.08
                                          ------------             --------            ------
rAdjusted basic earnings per share               $1.29               $1.08               $.93
                                                =====               =====               ====

Reported diluted earnings per share              $1.22               $0.96               $0.84
Add:  amortization adjustment                        -               $.09                $.08
                                          ------------             --------            ------
rAdjusted diluted earnings per share             $1.22               $1.05               $.92
                                                 =====               =====               ====



10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES CONSIST OF THE FOLLOWING:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       2002       2001

         Accounts payable.......................................................       $ 3,471   $  2,045
         Accrued salaries and bonuses...........................................         1,465      1,391
         Accrued expenses and other ............................................         3,174      2,988
                                                                                      --------   --------
                    Total accounts payable and accrued liabilities..............       $ 8,110    $ 6,424
                                                                                       =======    =======


11.  CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from ..15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

Long-term debt was as follows:


                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                        2002               2001
                                                                                        ----               ----
    Revolving credit facility due 2004 with a weighted-average interest
    rate of 2.73% at December 31, 2002 and 2.98% at December 31, 2001                     $ 4,161         $  16,700
    Capital Lease Obligations                                                                 143               284
                                                                                     ------------      ------------
                                                                                            4,304            16,984

    Less- current portion                                                                      75               141
                                                                                     ------------      ------------
                                                                                          $ 4,229          $ 16,843
                                                                                     ============      ============


Future maturities of the credit facility and capital lease obligations are as follows:

                2003....................................    $      75
                2004....................................        4,229
                                                            ---------
                Total...................................    $   4,304

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of December 31, 2002, approximately $649 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, the carrying amount of this obligation at December 31, 2002 was zero.

12.  COMMON STOCK:

During 2002, the Company repurchased 81 shares of its common stock from various stockholders for $1,709. The purchases were financed through borrowings on the Company's credit facility. The Company also reissued 187 shares of its Common Stock in conjunction with stock option exercises for $832. In addition, the Company issued 24 shares of Common Stock for restricted stock which vested during 2002 (see footnote 13).

During 2001, the Company repurchased 1,052 shares of its Common Stock for $14,917. 1,050 of these shares were purchased from George Richmond, the Company's Chairman (see footnote 19). The Company also reissued 119 shares of its Common Stock in conjunction with stock option exercises for $746.

On March 12, 2002, the Board of Directors declared a three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to shareholders of record as of the close of business on March 22, 2002. All share and per share numbers in this Report give effect to such stock split.

13.  STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 2002, 1,422 options had been granted.

A summary of the options outstanding and exercisable is as follows:

                                                                                                 Weighted
                                                                                Range of         Average
                                                                                Exercise         Exercise
                                                                  Shares         Prices            Price
                                                                  ------     --------------       ------

          Outstanding, January 1, 2000.....................         788      $8.00 - $11.67       $9.05
          Granted..........................................           -            -                -
          Exercised........................................          12      $8.00 - $10.00       $8.51
          Forfeited........................................           7      $8.00 - $10.00       $8.81
                                                                  -----
          Outstanding, December 31, 2000...................         769      $8.00 - $11.67       $9.07
                                                                  =====
          Exercisable at December 31, 2000.................         438      $8.00 - $11.67       $8.99
                                                                  =====

          Outstanding, January 1, 2001.....................         769      $8.00 - $11.67       $9.07
          Granted..........................................         488          $14.02           $14.02
          Exercised........................................         119      $8.00 - $11.33       $8.58
          Forfeited........................................          48      $8.00 - $11.33       $9.56
                                                                  -----
          Outstanding, December 31, 2001...................       1,090      $8.00 - $14.02       $11.31
                                                                  =====
          Exercisable at December 31, 2001.................         483      $8.00 - $11.67       $9.08
                                                                  =====

          Outstanding, January 1, 2002.....................       1,090      $8.00 - $14.02       $11.31
          Granted..........................................           -            -                -
          Exercised........................................         187      $8.00 - $11.33       $9.19
          Forfeited........................................           7      $8.00 - $9.29        $9.26
          Outstanding, December 31, 2002...................         896      $8.00 - $14.02       $11.77
                                                                    ===
          Exercisable at December 31, 2002.................         588      $8.00 - $14.02       $10.59
                                                                    ===



The weighted average remaining contractual life of the options outstanding at December 31, 2002 is 7.0 years. As of January 1, 2003, 697 shares were exercisable with a range of exercise prices from $8.00 - $14.02 with a weighted average price of $11.12.

The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over four years. The exercise price has historically been equal to the fair value of the Common Stock at the date of grant. All options expire 10 years from the grant date.

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



                                          Year Ended                       Year Ended                    Year Ended
                                       December 31, 2002               December 31, 2001             December 31, 2000
                                 ------------------------------    ---------------------------    -------------------------
                                       As             Pro              As            Pro              As           Pro
                                    Reported         Forma          Reported        Forma          Reported       Forma
                                    --------         -----          --------        -----          --------       -----
                                           Unaudited                       Unaudited                     Unaudited
   Net income..................     $11,411         $10,265        $9,545         $ 8,630          $8,305        $ 7,556
   Earnings per share:
     Basic.....................     $  1.29           $1.16        $  0.99        $  0.89          $ 0.85        $  0.77
     Diluted...................     $  1.22           $1.10        $  0.96        $  0.87          $ 0.84        $  0.76


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: (i) dividend yield of 0%; (ii) expected volatility of 43.7% for 2001; (iii) risk free interest rate of 4.8% 2001; and (iv) expected life of 8.0 years for 2001. The weighted average fair value of the options at the grant date was $8.49 for 2001. No options were granted in 2002 or 2000.

RESTRICTED STOCK

Under the above Plan, restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For restricted stock grants, compensation expense is based upon the grant date market price and is recorded over the vesting period. In October 2001, the Company granted 120 shares of restricted stock to certain executive officers of the Company. No monetary consideration was paid by the officers who received the restricted stock. These shares vest 20% each year for five years starting in October 2002. For the years ended December 31, 2002 and 2001, the Company recorded $337 and $74, respectively, of compensation expense related to the restricted stock grants.


14.  INCOME TAXES:

The components of the provision for income taxes are as follows:


                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2002       2001       2000
                                                                             ----       ----       ----

          Current.....................................................       $ 6,756    $ 5,149    $ 4,336
          Deferred....................................................           545        826        884
                                                                             -------    -------    -------
                     Total provision for income taxes.................       $ 7,301    $ 5,975    $ 5,220
                                                                             =======    =======    =======


The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:


                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2002       2001       2000
                                                                             ----       ----       ----

          Income before provision for income taxes....................      $ 18,712   $ 15,520   $ 13,525
          U.S. federal income tax rate................................           35%         35%       34%
                                                                            --------   --------   --------
                     Computed income taxes............................         6,549      5,432      4,599
          Goodwill amortization.......................................             -        143        135
          Other.......................................................           211        (59)       69
                                                                           ---------- --------------------
                     Provision for federal income taxes...............         6,760      5,516      4,803
          State income taxes, net of federal tax benefit..............           541        459        417
                                                                           ---------  ---------  ---------
                     Provision for income taxes.......................       $ 7,301    $ 5,975    $ 5,220
                                                                           =========  =========  =========
          Effective tax rate..........................................         39.0%      38.5%      38.6%
                                                                           =========  =========  =========


Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:



                                                                                         December 31
                                                                                     ---------------------
                                                                                       2002       2001
                                                                                       ----       ----
         Deferred income tax assets:
           Trade accounts receivable............................................       $   145   $     77
           Inventories..........................................................           190        100
           Accrued liabilities..................................................           736        847
           Other................................................................            29          -
                                                                                       --------  --------
                    Total deferred income tax assets............................         1,100      1,024
                                                                                       --------  --------
         Deferred income tax liabilities:
           Property, plant and equipment........................................        (2,530)    (1,937)
           Intangibles..........................................................        (2,403)    (1,648)
           Other................................................................             -       (727)
                                                                                       --------  --------
                    Total deferred income tax liabilities.......................        (4,933)    (4,312)
                                                                                       --------  --------
         Net deferred income tax liability......................................       $(3,833)   $(3,288)
                                                                                       ========   =======


Current deferred income tax assets of $1,071 and $1,024 are included in other current assets as of December 31, 2002 and 2001, respectively.

15.  SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,111, $1,014, and $1,434 for 2002, 2001 and 2000, respectively and gross profit from these sales was $522, $555, and $712 for 2002, 2001 and 2000, respectively.

16.  EMPLOYEE BENEFITS:

The Company has a defined contribution 401(k) plan covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $307, $258, and $234 for 2002, 2001 and 2000, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

17.  RELATED-PARTY TRANSACTIONS:

In October 2002, the Company purchased 8 shares of its common stock from certain executive officers for approximately $187 in order to remit tax withholdings on their vested restricted stock.

During 2002, the Company paid consulting fees of $75 to a corporation which is wholly owned by a principal stockholder of the Company.

In November 2001, the Company purchased 1,050 shares of its common stock from George E. Richmond, its Chairman and then Chief Executive Officer, for approximately $14,900.

The Company sells products to, and pays for services from, a corporation in which a principal stockholder of the Company has an equity interest. Net sales to such corporation totaled $83, $70, and $77 in 2002, 2001 and 2000, respectively. Amounts paid for services totaled $1, $2, and $3 in 2002, 2001 and 2000, respectively.

In August 2000, the Company loaned an officer of the Company $500 in exchange for a three-year unsecured promissory note at an interest rate of 6.27% payable annually. The note is included in other current assets on the balance sheet at December 31, 2002 and in other assets on the balance sheet at December 31, 2001. Interest income of $31 related to this note was recorded in 2002 and in 2001.

18.  EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Years Ended December 31
                                                                -------------------------------------------
                                                                  2002              2001             2000
                                                                  ----              ----             ----

   Net income.......................................            $11,411           $9,545            $8,305
   Weighted average shares outstanding for basic earnings
   per share........................................              8,876            9,662             9,752
   Dilutive effect of stock options and restricted
   stock............................................                455              242               162
   Weighted average shares outstanding for diluted
   earnings per share...............................              9,331            9,904             9,914
   Basic earnings per share.........................             $ 1.29          $   .99           $   .85
   Diluted earnings per share.......................             $ 1.22          $   .96           $   .84
-----------------------------------------------------------------------------------------------------------



19. QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                             1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
                                                             --------   --------    --------    --------      ----

2002
----
Net sales..............................................       $16,513    $17,935     $18,086     $19,684    $72,218
Gross profit...........................................         8,976      9,639       9,476      10,340     38,431
Net income.............................................         2,430      2,858       2,844       3,279     11,411
Earnings per share - basic.............................          $.28       $.32        $.32        $.37      $1.29
Earnings per share - diluted...........................          $.27       $.30        $.30        $.35      $1.22

2001
----
Net sales..............................................       $13,929    $15,022     $16,760     $17,948    $63,659
Gross profit...........................................         7,113      7,935       8,895       9,699     33,642
Net income.............................................         1,966      2,269       2,425       2,885      9,545
Earnings per share - basic.............................          $.20       $.23        $.25        $.31       $.99
Earnings per share - diluted...........................          $.20       $.23        $.24        $.30       $.96



20.  COMMITMENTS AND CONTINGENCIES:

The Company leases certain office, warehouse, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $812, $636, and $324 for 2002, 2001 and 2000, respectively. Rental commitments amount to: $615 for 2003, $197 for 2004, $78 for 2005, $13 for 2006, and $12 for 2007.

On May 24, 2001, Sultan Dental Products, Ltd. ("Sultan") filed a complaint in the United States District Court for the Southern District of New York (which was subsequently dismissed by the plaintiff and refiled in the United States District Court for the District of New Jersey on October 16, 2001) asserting that the Young disposable prophy angle infringes a patent that is exclusively licensed to Sultan. The complaint sought a permanent injunction and unspecified damages. In addition, on January 25, 2002, the Company filed a complaint in the United States District Court for the Eastern District of Missouri asserting that the manufacture of the Sultan disposable prophy angle infringes the Company's U.S. Patent No. 5,749,728. The complaint sought a permanent injunction and damages. On February 6, 2003, the Company and Sultan settled each case with neither party paying a material amount.

The Company and its subsidiaries from time to time are also parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

21.  NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 143 did not have a material impact on the consolidated financial statements of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses classification of extinguishment of debt and requires accounting for lease modifications in the same manner as sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was implemented by the Company beginning January 1, 2002. Adoption of SFAS No. 145 did not have a material impact on the consolidated financial statements of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, liabilities are recognized for exit and disposal costs only when a liability is incurred, rather than at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements of the Company.

In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. Management does not believe the impact of this Interpretation will be material to the consolidated financial statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 17, 2002 the Company filed a Form 8-K. Under item 4, the Company reported that its Board of Directors had appointed KPMG LLP to replace Arthur Andersen LLP, who the Company dismissed on June 10, 2002 as independent public accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Information concerning the Company's directors called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.
(b)     Reference is made to "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning this item will be included under the captions "Executive Compensation" and "Option Grants" in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning this item will be included under the caption "Securities Beneficially Owned by Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2003 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


                                     PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1)  Financial  Statements  --  Reference  is  made  to  Item  8  hereof:
         Consolidated Balance Sheets - December 31, 2002 and 2001
         Consolidated  Statements  of Income - Years ended  December  31,  2002,
           2001, and 2000
         Consolidated  Statements of Stockholders' Equity - Years ended December
           31, 2002, 2001, and 2000
         Consolidated Statements of Cash Flows - Years  ended  December  31,
           2002,  2001,  and  2000
         Notes to Consolidated Financial Statements - December 31, 2002

    (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 2002, 2001, and 2000:

                 Schedule II Valuation and Qualifying Accounts.

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

    (a)(3) Exhibits -- See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(a)     Articles of Incorporation of Registrant and Statement of Correction

3.2(e)     Amended and Restated By-Laws of Registrant

4.1(c) Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Registrant dated March 20, 2001 (the "Credit Agreement")

4.2(c)     Amendment No. 1 to the Credit Agreement dated April 20, 2001

4.3(d)     Amendment No. 2 to the Credit Agreement dated September 28, 2001

4.4(h)     Amendment No. 3 to the Credit Agreement dated September 19, 2002

10.1(e)    Amended and Restated 1997 Stock Option Plan of the Registrant

10.2(g) Employment Agreement dated June 12, 2002, by and between Young the Registrant and Alfred E. Brennan, Jr.

10.3(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Arthur L. Herbst, Jr.

10.4(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Eric J. Stetzel

10.5(b) Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to the Registrant

10.6(g) Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond

10.7(b) Consulting Agreement dated January 8, 2001, by and between the Registrant and Richard G. Richmond

10.8(e) Amendment to Richard G. Richmond Consulting Agreement dated November 19, 2001

10.9(e) Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond

10.10(e) Form of the Registrant's Restricted Stock Award Agreement with schedule of grantees

10.11(g) Consulting Agreement dated April 1, 2002, by and between the Registrant and GER Consulting, Inc.

10.12(g) Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors

10.13(i)   Amendment to George E. Richmond Employment Agreement dated May 14,
           2002

10.14(i)   Amendment to GER Consulting, Inc. Consulting Agreement dated May 14,
           2002

16(f)      Letter Regarding Change of Certifying Accountants

21(i)      Subsidiaries of the Registrant

23.1(i)    Consent of KPMG LLP

23.2(i)    Information Regarding Consent of Arthur Andersen LLP

24         Power of Attorney (included on Signature page)

99.1(i) Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002









--------------------------------
(a)        Filed as an Exhibit to Registrant's Registration Statement
           No. 333-34971 on Form S-1 and incorporated herein by reference.
(b) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(c) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.
(d) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.
(e) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(f) Filed as an Exhibit to Registrant's Report on Form 8-K filed on June 17, 2002 and incorporated herein by reference.
(g) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h) Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i)        Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2003

                                                 YOUNG INNOVATIONS, INC.

                                                 By:  /s/ Alfred E. Brennan, Jr.
                                                      --------------------------
                                                      Alfred E. Brennan, Jr.


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

     SIGNATURE                               TITLE                     DATE
     ---------                               -----                     ----

     /s/ GEORGE E. RICHMOND     Director                          March 19, 2003
          George E. Richmond
    /s/ ALFRED E. BRENNAN, JR.  President, Chief Executive        March 19, 2003
        Alfred E. Brennan, Jr.  Officer,  Director (Principal
                                Executive Officer)
  /s/ ARTHUR L. HERBST, JR.     Executive Vice  President, Chief  March 19, 2003
        Arthur L. Herbst, Jr.   Operating Officer, Chief
                                Financial Officer, Secretary,
                                Director (Principal Financial
                                Officer and Principal Accounting Officer)
  /s/ RICHARD G. RICHMOND       Director                          March 19, 2003
        Richard G. Richmond
    /s/ RICHARD P. CONERLY      Director                          March 19, 2003
         Richard P. Conerly
       /s/ CONNIE H. DRISKO     Director                          March 19, 2003
           Connie H. Drisko
        /s/ JAMES R. O'BRIEN    Director                          March 19, 2003
           James R. O'Brien
      /s/ CRAIG E. LABARGE      Director                          March 19, 2003
           Craig E. LaBarge
        /s/ BRIAN F. BREMER     Director                          March 19, 2003
            Brian F. Bremer

                                 CERTIFICATIONS
                                 --------------


I, Alfred E. Brennan, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Young Innovations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 19, 2003

                                                     /s/ Alfred E. Brennan,  Jr.
                                                     ---------------------------
                                                      Alfred E. Brennan, Jr.

                              CERTIFICATIONS, CONT.
                              ---------------------


I, Arthur L. Herbst, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Young Innovations, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officer  and  I  are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: March 19, 2003

                                                    /s/  Arthur L. Herbst, Jr.
                                                    --------------------------
                                                    Arthur L. Herbst, Jr.

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1(a)     Articles of Incorporation of Registrant and Statement of Correction

3.2(e)     Amended and Restated By-Laws of Registrant

4.1(c) Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Registrant dated March 20, 2001 (the "Credit Agreement")

4.2(c)     Amendment No. 1 to the Credit Agreement dated April 20, 2001

4.3(d)     Amendment No. 2 to the Credit Agreement dated September 28, 2001

4.4(h)     Amendment No. 3 to the Credit Agreement dated September 19, 2002

10.1(e)    Amended and Restated 1997 Stock Option Plan of the Registrant

10.2(g) Employment Agreement dated June 12, 2002, by and between Young the Registrant and Alfred E. Brennan, Jr.

10.3(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Arthur L. Herbst, Jr.

10.4(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Eric J. Stetzel

10.5(b) Promissory Note dated August 7, 2000, in the amount of $500,000 payable by Alfred E. Brennan, Jr. to the Registrant

10.6(g) Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond

10.7(b) Consulting Agreement dated January 8, 2001, by and between the Registrant and Richard G. Richmond

10.8(e) Amendment to Richard G. Richmond Consulting Agreement dated November 19, 2001

10.9(e) Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond

10.10(e) Form of the Registrant's Restricted Stock Award Agreement with schedule of grantees

10.11(g) Consulting Agreement dated April 1, 2002, by and between the Registrant and GER Consulting, Inc.

10.12(g) Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors

10.13(i)   Amendment to George E. Richmond Employment Agreement dated May 14,
           2002

10.14(i)   Amendment to GER Consulting, Inc. Consulting Agreement dated May 14,
           2002

16(f)      Letter Regarding Change of Certifying Accountants

21(i)      Subsidiaries of the Registrant

23.1(i)    Consent of KPMG LLP

23.2(i)    Information Regarding Consent of Arthur Andersen LLP

25         Power of Attorney (included on Signature page)

99.1(i) Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002









--------------------------------
(a)        Filed as an Exhibit to Registrant's Registration Statement
           No. 333-34971 on Form S-1 and incorporated herein by reference.
(b) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(c) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.
(d) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.
(e) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(f) Filed as an Exhibit to Registrant's Report on Form 8-K filed on June 17, 2002 and incorporated herein by reference.
(g) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h) Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i)        Filed herewith.

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



ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2002 (except with respect to the matter discussed in Note 22, as to which the date is March 22, 2002)



THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, WHICH HAS CEASED OPERATIONS, IN CONNECTION WITH YOUNG INNOVATIONS, INC.'S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 2001, and 2002
                                 (IN THOUSANDS)



                                                       ADDITIONS
                                                -------------------------

                                  BALANCE       CHARGED TO                                    BALANCE
                                  BEGINNING     COSTS AND                                     AT END
                                   OF YEAR      EXPENSES     ACQUISITIONS      DEDUCTIONS     OF YEAR
                                   -------      --------     ------------      ----------     -------

Allowance for doubtful
 Receivables

2000......................           228           (25)          100               83            220
2001......................           220            51           255               82            444
2002......................           444           204            11              274            385


