Form 10-Q
period 2003-03-31
YOUNG INNOVATIONS INC
filed 2003-05-08
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003


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

Yes ...X...   No ........

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X   No
                                            ----

Number of shares outstanding of the Registrant's Common Stock at April 30, 2003:
           8,986,652 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      MARCH 31,    DECEMBER 31,
                                                                        2003          2002
                                                                      ---------    ------------
                                                                     (unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents .......................................   $  1,470    $    554
  Trade accounts receivable, net of allowance for doubtful accounts
     of $328 and $385 in 2003 and 2002, respectively ..............      7,929      10,010
  Inventories .....................................................      7,207       7,861
  Other current assets ............................................      2,415       2,405
                                                                      --------    --------
     Total current assets .........................................     19,021      20,830
                                                                      --------    --------
Property, plant and equipment, net ................................     18,787      18,962
                                                                      --------    --------
Goodwill
                                                                        42,414      42,414
Other intangible assets, net ......................................      2,286       2,302
                                                                      --------    --------
Other assets ......................................................        480         480
                                                                      --------    --------
     Total assets .................................................   $ 82,988    $ 84,988
                                                                      ========    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt ............................   $     77    $     75
  Accounts payable and accrued liabilities ........................      6,749       8,110
                                                                      --------    --------
     Total current liabilities ....................................      6,826       8,185
                                                                      --------    --------
Deferred income taxes .............................................      4,904       4,904
                                                                      --------    --------
Long-term debt, less current maturities ...........................         48       4,229
                                                                      --------    --------
Stockholders' equity:
  Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,967 and 8,905 shares issued and outstanding in
     2003 and  2002, respectively .................................         89          89
  Additional paid-in capital ......................................     27,774      28,050
  Deferred stock compensation .....................................     (1,187)     (1,271)
  Retained earnings ...............................................     61,665      58,772
  Common stock in treasury, at cost, 1,276 and 1,338 shares in 2003
     and 2002, respectively .......................................    (17,131)    (17,970)
                                                                      --------    --------
     Total stockholders' equity ...................................     71,210      67,670
                                                                      --------    --------
     Total liabilities and stockholders' equity ...................   $ 82,988    $ 84,988
                                                                      ========    ========

The accompanying notes are an integral part of these statements



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               2003                    2002
                                                                           -------------            ------------

Net sales                                                                       $17,743                 $16,513
              Cost of goods sold                                                  8,411                   7,537
                                                                           -------------            ------------
Gross profit                                                                      9,332                   8,976
              Selling, general and administrative expenses                        4,661                   4,780
                                                                           -------------            ------------
Income from operations                                                            4,671                   4,196
                                                                           -------------            ------------
              Other income, (expense), net                                           14                    (213)
                                                                           -------------            ------------
Income before provision for income taxes                                          4,685                   3,983
              Provision for income taxes                                          1,792                   1,553
                                                                           -------------            ------------
Net income                                                                       $2,893                  $2,430
                                                                           =============            ============

Basic earnings per share                                                          $0.32                   $0.28
                                                                           =============            ============

Diluted earnings per share                                                        $0.31                   $0.27
                                                                           =============            ============

Basic weighted average shares outstanding                                         8,930                   8,805
                                                                           =============            ============

Diluted weighted average shares outstanding                                       9,325                   9,147
                                                                           =============            ============


The accompanying notes are an integral part of these statements.





                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2003            2002
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net income                                                                           $2,893          $2,430
                                                                                 -------------   -------------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                                         667             612
    Loss on disposal of property, plant and equipment                                       -             137
    Changes in assets and liabilities --
        Trade accounts receivable                                                       2,081           1,439
        Inventories                                                                       654           (790)
        Other current assets                                                             (10)            (12)
        Other assets                                                                        -             171
        Accounts payable and accrued liabilities                                      (1,361)              70
                                                                                 -------------   -------------
             Total adjustments                                                          2,031           1,627
                                                                                 -------------   -------------
             Net cash flows from operating activities                                   4,924           4,057
                                                                                 -------------   -------------

Cash flows from investing activities:
   Purchases of property, plant and equipment                                           (392)         (1,026)
                                                                                 -------------   -------------
             Net cash flows from investing activities                                   (392)         (1,026)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                             339          15,730
   Payments on long- term debt                                                        (4,518)        (18,904)
   Proceeds from stock options exercised                                                  563              61
                                                                                 -------------   -------------
           Net cash flows from financing activities                                   (3,616)         (3,113)
                                                                                 -------------   -------------

Net increase / (decrease) in cash and cash equivalents                                    916            (82)
Cash and cash equivalents, beginning of period                                            554              82
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                              $ 1,470         $ -----
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.


                                       4

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. formed in July 1995 and its direct and indirect wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at March 31, 2003 and December 31, 2002.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $34 and $750 for the payment of federal and state income taxes and $15 and $163 for the payment of interest for the three months ended March 31, 2003 and 2002, respectively.

3.       STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of March 31, 2003, 1,422 options had been granted.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for grants made under the Plan, all of which are made at the exercise prices that are not less than the fair value of the underlying stock on the date of grant. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:



                                                       Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                       2003           2002
                                                           (Unaudited)
   Net income, as reported.....................       $2,893         $2,430
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                  (215)          (298)
   Pro forma net income........................       $2,678         $2,132
   Earnings per share:.........................
     Basic - as reported....................           $0.32          $0.28
     Basic - pro forma.........................        $0.30          $0.24

     Diluted - as reported.....................        $0.31          $0.27
     Diluted - pro forma.......................        $0.29          $0.23

     Amounts included in determination of net income:
     Restricted stock compensation                        52             51

4.       SEGMENT INFORMATION:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two operating segments according to SFAS No. 131: professional and retail. The professional segment sells products used by dentists, dental hygienists and dental assistants. The retail segment sells products to consumers through mass merchandisers. There are no significant determinable assets or interest costs for the retail segment.

The table below is a summary of certain financial information relating to the two segments:

                                             THREE MONTHS ENDED
                                               MARCH 31, 2003
                               -----------------------------------------------
                                 PROFESSIONAL       RETAIL         TOTAL

Net sales....................       $ 16,771      $    972         $ 17,743
Income from operations.......       $  4,738      $    (67)        $  4,671



                                             THREE MONTHS ENDED
                                               MARCH 31, 2002
                               -----------------------------------------------
                                 PROFESSIONAL       RETAIL         TOTAL

Net sales....................       $ 15,301       $ 1,212         $ 16,513
Income from operations.......       $  4,169       $    27         $  4,196


5.       INVENTORIES:

    Inventories consist of the following:
                                                       MARCH 31,    DECEMBER 31,
                                                         2003            2002
                                                         ----            ----
              Finished products......................    $ 4,699       $ 4,931
              Work in process........................      1,033         1,321
              Raw materials and supplies.............      1,475         1,609
                                                         -------       -------
                   Total inventories.................    $ 7,207       $ 7,861
                                                         =======       =======



6.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
                                                         MARCH 31,  DECEMBER 31,
                                                           2003         2002
                                                           ----         ----

         Land.......................................    $  1,086     $    1,086
         Buildings and improvements.................       7,241          7,474
         Machinery and equipment....................      17,560         17,250
         Equipment rented to others.................       5,932          5,852
         Construction in progress...................         330            129
                                                             ---       --------
                                                          32,149         31,791

         Less- Accumulated depreciation.............     (13,362)       (12,829)
                                                         --------       -------
                    Total property, plant and
                      equipment, net................    $ 18,787       $ 18,962
                                                        ========       ========

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2003         2002
                                                          ----         ----

         Goodwill..................................    $  47,212     $ 47,212

         Less- Accumulated amortization............      (4,798)      (4,798)
                                                         -------      ------
                    Total goodwill, net............    $  42,414     $ 42,414
                                                       =========     ========

The Company did not acquire goodwill or incur impairment losses on goodwill during the three months ended March 31, 2003 and 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company no longer amortizes goodwill and intangibles which have indefinite lives. Other intangible assets with finite lives continue to be amortized over their useful lives.

SFAS 142 also requires that the Company assess goodwill and intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit or intangible asset. The impairment test for goodwill is a two-step process. The first step is to identify when a goodwill impairment has occurred by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill test is performed to measure the amount of the impairment loss, if any. In this second step, the implied fair value of the reporting unit's goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

In accordance with the transition rules of SFAS 142, the Company performed the transitional impairment tests during the first half of 2002, as of January 1, 2002. Reporting units were established based on the Company's current reporting structure. All existing goodwill and intangible assets were assigned to the reporting units. All of the goodwill was allocated to the reporting units within the professional segment. The Company engaged an independent valuation and appraisal firm to assist with determining fair values based upon discounted future estimated cash flows and other valuation techniques. Fair values of the reporting units exceeded their respective book values. Thus no impairment was identified as of January 1, 2002, and therefore, Step 2 testing was deemed unnecessary. During the fourth quarter of 2002, the Company carried forward the detailed determination of the fair value of the reporting units, as permitted based on certain criteria of SFAS 142. The Company determined that there was no impairment of reporting units. On an ongoing basis, the Company will perform its annual impairment assessment in the fourth quarter of each year.

Other intangible assets consist of the following, which are all included in the Professional Segment:


                                                              AS OF MARCH 31, 2003
                                                              --------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION        AMOUNT
                                               ------            ------------        ------
     Amortized intangible assets
          Patents                               $  491            $ 211                 $ 280
          Product formulas                         430               18                   412
          Supplier relationships                   130               46                    84
               Total                            $1,051            $ 275                 $ 776

     Unamortized intangible assets
          Trademarks                            $1,510                                 $1,510
                                                ------                                 ------
               Total                            $1,510                                 $1,510
               Total intangible assets          $2,561            $ 275                $2,286


                                                            AS OF DECEMBER 31, 2002
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION        AMOUNT
                                               ------            ------------        ------
     Amortized intangible assets
          Patents                               $  491            $ 204                 $ 287
          Product formulas                         430               16                   414
          Supplier relationships                   130               39                    91
               Total                            $1,051            $ 259                 $ 792

     Unamortized intangible assets
          Trademarks                            $1,510                                 $1,510
                                                ------                                 ------
               Total                            $1,510                                 $1,510
               Total intangible assets          $2,561            $ 259                $2,302



The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the three months ended March 31, 2003 and 2002 was $15 and $6, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/03       $  62
     For the year ending 12/31/04           62
     For the year ending 12/31/05           62
     For the year ending 12/31/06           49
     For the year ending 12/31/07           36


8.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from ..15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants as well as limitations on indebtedness. As of March 31, 2003 and December 31, 2002, the Company was in compliance with all of these covenants.

Long-term debt was as follows:
                                                         MARCH 31,  DECEMBER 31,
                                                            2003         2002
                                                            ----         ----
    Revolving credit facility due 2004 with a weighted-
      average interest rate of 2.73% at December 31, 2002 $    -       $  4,161
    Capital lease obligations                                 125           143
                                                          -------           ---
                                                              125         4,304

    Less- current portion                                      77            75
                                                           ------        ------
                                                          $    48       $ 4,229
                                                          =======       =======

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of March 31, 2003, and December 31, 2002 approximately $605 and $649, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is of the opinion of management that the fair value of the recourse provided was minimal.

9.       EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                        MARCH 31,      MARCH 31,
                                                         2003            2002
                                                             (unaudited)

   Net income..................................        $  2,893        $  2,430
   Weighted average shares outstanding for
   basic earnings per share....................           8,930           8,805
   Dilutive effect of stock options and
   restricted stock............................             395             342
   Weighted average shares outstanding for
   diluted earnings per share..................           9,325           9,147
   Basic earnings per share....................          $  .32            $.28
   Diluted earnings per share..................          $  .31            $.27

10.      COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

11.      NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS

No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election, but has included the required disclosures in Note 3 to these condensed consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No.45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In December 2001, the SEC requested that all registrants include in their MD&A their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

Goodwill and other intangible assets - The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management's judgment as to the future operating cash flows to be generated from the assets throughout their estimable useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

NET SALES
---------
Net sales increased $1,230 or 7.4% to $17,743 in the first quarter of 2003 from $16,513 in the first quarter of 2002. The increase was a result of increased sales in the Professional Segment, offset by a decline of $240 of sales in the Retail Segment. The Professional Segment specifically benefited from strong demand for X-ray equipment relative to the first quarter of 2002. The decline in Retail sales was primarily a result of poor sell-through from several large fourth quarter promotions to one of the Company's significant retail customers.

GROSS PROFIT
------------
Gross profit increased $356 or 4.0%, to $9,332 in the first quarter of 2003 from $8,976 in the first quarter of 2002. The additional gross profit was a result of the increased net sales. Gross margin decreased slightly to 52.6% of net sales in the first quarter of 2003 from 54.4% in the first quarter of 2002. Gross margin decreased as a result of close-out pricing of certain discontinued retail products, less than anticipated efficiencies related to the start-up of certain capital equipment and sales mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses decreased $119 or 2.5% to $4,661 in the first quarter of 2003 from $4,780 in the first quarter of 2002. The decrease was due, in part, to a one-time expense related to demolition of a building in 2002, as well as stringent operating expense controls. As a percent of net sales, SG&A expenses decreased to 26.3% in 2003 from 28.9% in 2002 for the foregoing reasons.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $475 or 11.3%, to $4,671 in the first quarter of 2003 from $4,196 in the first quarter of 2002. The increase was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net increased $227 to $14 in the first quarter of 2003 from $(213) in the first quarter of 2002. The increased income was primarily attributable to lower expense associated with the Company's one-third interest in International Assembly Inc., as well as a reduction in interest expense resulting from lower borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $239 for the first quarter of 2003 to $1,792 from $1,553 in the first quarter of 2002 primarily as a result of increased pre-tax income. The effective tax rate in 2003 of 38.25% compared to 39.0% for 2002, is more in line with the Company's estimates of 2003 statutory rates. The impact of the effective tax rate change on the first quarter of 2003 was $35.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $4,924 and $4,057 for the first three months of 2003 and 2002, respectively. Capital expenditures for property, plant and equipment were $392 and $1,026 for the first three months of 2003 and 2002, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. This arrangement expires in 2004. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of March 31, 2003 and December 31, 2002, the Company was in compliance with all of these covenants. As of March 31, 2003, the Company had no outstanding borrowings under this agreement and $40,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election, but has included the required disclosures in Note 3 to these condensed consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No.45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $9 and $41 of additional interest expense in the three month periods ended March 31, 2003 and 2002, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $9 and $41 in the three month periods ended March 31, 2003 and 2002, respectively.

Sales of the Company's products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside of the United States. Of these foreign sales, approximately 97% are denominated in US dollars with the remaining 3% denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.


Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1.         Legal Proceedings

                   None.

Item 6.       Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  10.1 Amendment to George E. Richmond Employment Agreement dated April 1, 2002, as amended.

                  10.2 Amendment to GER Consulting, Inc. Consulting Agreement dated April 1, 2002, as amended.

                  10.3 Amendment to Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.

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

                                             YOUNG INNOVATIONS, INC.

May 7, 2003                                  /s/ Arthur L. Herbst, Jr.
---------------                              -----------------------------------
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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  May 7, 2003
                                                    /s/  Alfred E. Brennan, Jr.
                                                    ----------------------------
                                                    Alfred E. Brennan, Jr.
                                                    Chief Executive Officer

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

Date:  May 7, 2003
                                                /s/  Arthur L. Herbst, Jr.
                                                --------------------------------
                                                Arthur L. Herbst, Jr.
                                                Executive Vice President, Chief
                                                Operating Officer, & Chief
                                                Financial Officer