Form 10-Q
period 2003-06-30
YOUNG INNOVATIONS INC
filed 2003-08-12
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


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

Number of shares outstanding of the Registrant's Common Stock at July 31, 2003:
                  9,045,053 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          JUNE 30,    DECEMBER 31,
                                                                                            2003          2002
                                                                                         ---------     ---------
                                                                                        (unaudited)
                       ASSETS
     Current assets:
       Cash and cash equivalents ......................................................   $  4,150    $    554
       Trade accounts receivable, net of allowance for doubtful accounts
         of $346 and $385 in 2003 and 2002, respectively ..............................     10,287      10,010
       Inventories ....................................................................      7,519       7,861
       Other current assets ...........................................................      2,420       2,405
                                                                                          --------    --------
          Total current assets ........................................................     24,376      20,830
                                                                                          --------    --------
     Property, plant and equipment, net ...............................................     18,840      18,962
                                                                                          --------    --------
     Goodwill..........................................................................     42,414     42,414
                                                                                          --------    --------
     Other intangible assets, net .....................................................      2,268       2,302
                                                                                          --------    --------
     Other assets .....................................................................        483         480
                                                                                          --------    --------
          Total assets ................................................................   $ 88,381    $ 84,988
                                                                                          ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current maturities of long-term debt ...........................................   $     79    $     75
       Accounts payable and accrued liabilities .......................................      8,031       8,110
                                                                                          --------    --------
          Total current liabilities ...................................................      8,110       8,185
                                                                                          --------    --------
     Deferred income taxes ............................................................      4,904       4,904
                                                                                          --------    --------
     Long-term debt, less current maturities ..........................................         28       4,229
                                                                                          --------    --------
     Stockholders' equity:
       Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,044 and 8,906 shares issued and outstanding in 2003 and
          2002, respectively ..........................................................         90          89
       Additional paid-in capital .....................................................     27,545      28,050
       Deferred stock compensation ....................................................     (1,103)     (1,271)
       Retained earnings ..............................................................     64,926      58,772

       Common  stock in treasury,  at cost,  1,199 and 1,338 shares in 2003
          and  2002, respectively .....................................................    (16,119)    (17,970)
                                                                                          --------    --------
          Total stockholders' equity ..................................................     75,339      67,670
                                                                                          --------    --------
          Total liabilities and stockholders' equity ..................................   $ 88,381    $ 84,988
                                                                                          ========    ========


The accompanying notes are an integral part of these statements.





                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                           2003               2002            2003               2002
                                                       -------------      -------------    ------------       ------------

Net sales                                                   $18,611            $17,935         $36,354            $34,448
    Cost of goods sold                                        8,296              8,296          16,707             15,833
                                                       -------------      -------------    ------------       ------------
Gross profit                                                 10,315              9,639          19,647             18,615
    Selling, general and administrative expenses              5,061              4,911           9,721              9,691
                                                       -------------      -------------    ------------       ------------
Income from operations                                        5,254              4,728           9,926              8,924
                                                       -------------      -------------    ------------       ------------
    Other income (expense), net                                  26                (43)             40               (256)
                                                       -------------      -------------    ------------       ------------
Income before provision for income taxes                      5,280              4,685           9,966              8,668
    Provision for income taxes                                2,020              1,827           3,812              3,380
                                                       -------------      -------------    ------------       ------------
Net income                                                   $3,260             $2,858          $6,154             $5,288
                                                       =============      =============    ============       ============

Basic earnings per share                                      $0.36              $0.32           $0.69              $0.60
                                                       =============      =============    ============       ============

Diluted earnings per share                                    $0.35              $0.30           $0.66              $0.57
                                                       =============      =============    ============       ============

Basic weighted average shares outstanding                     9,007              8,863           8,969              8,834
                                                       =============      =============    ============       ============

Diluted weighted average shares outstanding                   9,393              9,424           9,359              9,357
                                                       =============      =============    ============       ============

The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         2003            2002
                                                                       -----------   -----------
Cash flows from operating activities:
  Net income                                                               $6,154        $5,288
                                                                       -----------   -----------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                           1,339         1,233
    Loss on disposal of property, plant and equipment                           -           137
    Changes in assets and liabilities --
        Trade accounts receivable                                            (277)        1,367
        Inventories                                                           342          (899)
        Other current assets                                                  (15)           64
        Other assets                                                           (3)          164
        Accounts payable and accrued liabilities                              (79)          129
                                                                       -----------   -----------
             Total adjustments                                              1,307         2,195
                                                                       -----------   -----------
             Net cash flows from operating activities                       7,461         7,483
                                                                       -----------   -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment                              (1,015)       (1,617)
                                                                       -----------   -----------
             Net cash flows from investing activities                      (1,015)       (1,617)
                                                                       -----------   -----------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                 -          23,725
   Payments on long-term debt                                              (4,197)      (30,475)
   Proceeds from stock options exercised                                    1,413           802
   Purchase of treasury stock, net                                            (66)           -
                                                                       -----------   -----------
           Net cash flows from financing activities                        (2,850)       (5,948)
                                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents                        3,596           (82)
Cash and cash equivalents, beginning of period                                554            82
                                                                       -----------   -----------
Cash and cash equivalents, end of period                                   $4,150         $ ---
                                                                       ===========   ===========

The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year or any other interim period.

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

1.       ORGANIZATION:

Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offerings include disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. (formed in July 1995) and its direct and indirect wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at June 30, 2003 and December 31, 2002.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $1,265 and $3,089 for the payment of federal and state income taxes and $67 and $205 for the payment of interest for the six months ended June 30, 2003 and 2002, respectively.

3.       STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of June 30, 2003, options to purchase 1,422 shares had been granted.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for grants made under the Plan, all of which are made at exercise prices that are not less than the fair value of the underlying stock on the date of grant. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the following pro forma amounts:



                                                       Three Months Ended
                                                             June 30,
                                                  ------------------------------
                                                       2003           2002
                                                          (Unaudited)
   Net income, as reported.....................       $3,260         $2,858
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects..........................        (215)          (298)
   Pro forma net income........................       $3,045         $2,560
   Earnings per share:.........................
     Basic - as reported....................           $0.36          $0.32
     Basic - pro forma.........................        $0.34          $0.29

     Diluted - as reported.....................        $0.35          $0.30
     Diluted - pro forma.......................        $0.32          $0.27

     Amounts included in determination of net income:
     Restricted stock compensation                     $  52          $  51

                                                          Six Months Ended
                                                               June 30,
                                                  ------------------------------
                                                       2003           2002
                                                           (Unaudited)
   Net income, as reported.....................       $6,154         $5,288
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects..........................        (430)          (595)
   Pro forma net income........................       $5,724         $4,693
   Earnings per share:.........................
     Basic - as reported....................           $0.69          $0.60
     Basic - pro forma.........................        $0.64          $0.53

     Diluted - as reported.....................        $0.66          $0.57
     Diluted - pro forma.......................        $0.61          $0.50

     Amounts included in determination of net income:
     Restricted stock compensation                     $ 104          $ 102


4.       SEGMENT INFORMATION:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two operating segments: professional and retail. The professional segment sells products used by dentists, dental hygienists and dental assistants. The retail segment sells products to consumers through mass merchandisers. There are no significant determinable assets or interest costs for the retail segment.

The table below is a summary of certain financial information relating to the two segments:



                                            Three Months Ended                                 Six Months Ended
                                              June 30, 2003                                      June 30, 2003
                              -----------------------------------------------    ----------------------------------------------
                              Professional        Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................    $  17,872        $   739        $  18,611          $  34,644       $  1,710       $  36,354
Income from operations         $   5,318        $   (64)       $   5,254          $  10,104       $   (178)      $   9,926



                                            Three Months Ended                                 Six Months Ended
                                               June 30, 2002                                     June 30, 2002
                               ----------------------------------------------    ----------------------------------------------
                               Professional       Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................    $  16,789       $  1,146        $  17,935          $  32,090       $   2,358      $  34,448
Income from operations...      $   4,667       $     61        $   4,728          $   8,840       $      84      $   8,924



5.       INVENTORIES:

    Inventories consist of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                          2003         2002
              Finished products.....................    $ 4,747       $ 4,931
              Work in process.......................      1,206         1,321
              Raw materials and supplies............      1,566         1,609
                                                        -------      --------
                   Total inventories................    $ 7,519       $ 7,861
                                                        =======       =======


6.                PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                          JUNE 30,        DECEMBER 31,
                                                                            2003              2002
                                                                            ----              ----

         Land.......................................................     $  1,086       $    1,086
         Buildings and improvements.................................        7,474            7,474
         Machinery and equipment....................................       17,396           17,250
         Equipment rented to others.................................        6,091            5,852
         Construction in progress...................................          442              129
                                                                        ---------         --------
                                                                           32,489           31,791

         Less- Accumulated depreciation.............................      (13,649)         (12,829)
                                                                          --------         -------
                    Total property, plant and equipment, net........   $   18,840        $  18,962
                                                                       ==========        =========




7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:


                                                       JUNE 30,     DECEMBER 31,
                                                         2003            2002
                                                         ----            ----

         Goodwill..................................  $   47,212    $    47,212

         Less- Accumulated amortization............      (4,798)        (4,798)
                                                     ----------    -----------
                    Total goodwill, net............  $   42,414    $    42,414
                                                     ==========    ===========

The Company did not acquire goodwill or incur impairment losses on goodwill during the six months ended June 30, 2003 and 2002.

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

Other intangible assets consist of the following, which are all included in the Professional Segment:


                                                              AS OF JUNE 30, 2003
                                                              -------------------
                                           GROSS CARRYING        ACCUMULATED                NET CARRYING
                                           --------------        -----------                ------------
                                               AMOUNT            AMORTIZATION                  AMOUNT
                                               ------            ------------                  ------
     Amortized intangible assets
          Patents                                     $  481                $ 217                $  264
          Product formulas                               430                   21                   409
          Supplier relationships                         130                   51                    79
                                                      ------                -----                ------
               Total                                  $1,041                $ 289                $  752

     Unamortized intangible assets
          Trademarks                                  $1,516                                     $1,516
                                                      ------                                     ------
               Total                                  $1,516                                     $1,516
               Total intangible assets                $2,557                $ 289                $2,268


                                                            AS OF DECEMBER 31, 2002
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED                NET CARRYING
                                           --------------        -----------                ------------
                                               AMOUNT            AMORTIZATION                   AMOUNT
                                               ------            ------------                   ------
     Amortized intangible assets
          Patents                                     $  491                $ 204                $  287
          Product formulas                               430                   16                   414
          Supplier relationships                         130                   39                    91
                                                      ------                -----                ------
               Total                                  $1,051                $ 259                $  792

     Unamortized intangible assets
          Trademarks                                  $1,510                                     $1,510
                                                      ------                                     ------
               Total                                  $1,510                                     $1,510
               Total intangible assets                $2,561                $ 259                $2,302



The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the three months ended June 30, 2003 and 2002 was $15 and $41, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/03       $   62
     For the year ending 12/31/04           62
     For the year ending 12/31/05           62
     For the year ending 12/31/06           49
     For the year ending 12/31/07           36


8.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from ..15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants as well as limitations on indebtedness. As of June 30, 2003 and December 31, 2002, the Company was in compliance with all of these covenants.


Long-term debt was as follows:


                                                                      JUNE 30,      DECEMBER 31,
                                                                        2003            2002
                                                                        ----            ----
    Revolving credit facility due 2004 with a weighted-average
    interest rate of 2.73% at December 31, 2002                     $      -       $   4,161
    Capital lease obligations                                             107            143
                                                                    ---------      ---------
                                                                          107          4,304

    Less- current portion                                                  79             75
                                                                    ---------       --------
                                                                    $      28       $  4,229
                                                                    =========       ========


In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of June 30, 2003, and December 31, 2002 approximately $610 and $649, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is of the opinion of management that the fair value of the recourse provided was minimal.

9.       EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                       ------------------
                                                    JUNE 30, 2003  JUNE 30, 2002
                                                    -------------  -------------
                                                             (unaudited)

   Net income..................................       $  3,260          $  2,858
   Weighted average shares outstanding for
   basic earnings per share....................          9,007             8,863
   Dilutive effect of stock options and
   restricted stock............................            386               561
   Weighted average shares outstanding for
   diluted earnings per share..................          9,393             9,424
   Basic earnings per share...................        $    .36          $    .32
   Diluted earnings per share..................       $    .35          $    .30

                                                           SIX MONTHS ENDED
                                                           ----------------
                                                    JUNE 30, 2003  JUNE 30, 2002
                                                    -------------  -------------
                                                             (unaudited)

   Net income..................................       $  6,154          $  5,288
   Weighted average shares outstanding for
   basic earnings per share....................          8,969             8,834
   Dilutive effect of stock options and
   restricted stock............................            390               523
   Weighted average shares outstanding for
   diluted earnings per share..................          9,359             9,357
   Basic earnings per share....................       $    .69          $    .60

   Diluted earnings per share..................       $    .66          $    .57



10.      COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $190 and $184 at June 30, 2003 and December 31, 2002, respectively. There were no significant warranty costs during the six-month period ended June 30, 2003.

11.      NEW ACCOUNTING STANDARDS:

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

12.      SUBSEQUENT EVENTS

The Company declared a quarterly dividend of $0.03 per share, payable September 15, 2003, to shareholders of record on August 15, 2003.

The Board of Directors authorized the repurchase of up to 300,000 shares over the next twelve months. This replaces the previous repurchase plan, which expired on July 23, 2003.

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

Contingencies - The Company and its subsidiaries from time to time are subject to various contingencies, including legal proceedings arising in the normal course of business. Management, with the assistance of external legal counsel, performs an analysis of current litigation and will record liabilities if a loss is probable and can be reasonably estimated. The Company believes the reserve is adequate, however it cannot guarantee that costs will not be incurred in excess of current estimates.

RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

NET SALES
---------
Net sales increased $676 or 3.8% to $18,611 in the second quarter of 2003 from $17,935 in the second quarter of 2002. The increase was a result of increased sales in the Professional Segment, offset by a decline of $407 of sales in the Retail Segment. A regular price increase on infection control products, seasonal promotional activity and solid end-user demand all contributed to growth in sales of professional products during the period. Sales of retail products in the quarter fell significantly due to several factors, including high inventory levels at one of the Company's major retail customers as a result of weak consumer demand of a large holiday promotion at the end of 2002 and increased competition in the children's toothbrush category.

GROSS PROFIT
------------
Gross profit increased $676 or 7.0%, to $10,315 in the second quarter of 2003 from $9,639 in the second quarter of 2002. Gross margin increased to 55.4% of net sales in the second quarter of 2003 from 53.7% in the second quarter of 2002. Gross margin increased as a result of several factors including the realization of productivity improvements in manufacturing, acquisition integration activities and product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $150 or 3.1% to $5,061 in the second quarter of 2003 from $4,911 in the second quarter of 2002. The increase was primarily due to personnel costs. As a percent of net sales, SG&A expenses remained relatively constant at 27.2% in 2003 compared to 27.4% in 2002.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $526 or 11.1%, to $5,254 in the second quarter of 2003 from $4,728 in the second quarter of 2002. The increase was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net increased $69 to $26 in the second quarter of 2003 from $(43) in the second quarter of 2002. The increased income was primarily attributable to a reduction in interest expense resulting from lower borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $193 for the second quarter of 2003 to $2,020 from $1,827 in the second quarter of 2002 primarily as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2003 compared to 39.0% for 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

NET SALES
---------
Net sales increased $1,906 or 5.5% to $36,354 in the first six months of 2003 from $34,448 for the first six months of 2002. The increase was a result of increased sales in the Professional Segment, offset by a decline of $648 of sales in the Retail Segment. A regular price increase on infection control products, seasonal promotional activity and solid end-user demand all contributed to growth in sales of professional products during the period. Sales of retail products in the first half of the year fell significantly due to several factors, including high inventory levels at one of the Company's major retail customers as a result of weak consumer demand of a large holiday promotion at the end of 2002 and increased competition in the children's toothbrush category.

GROSS PROFIT
------------
Gross profit increased $1,032 or 5.5%, to $19,647 for the first six months of 2003 from $18,615 for the first six months of 2002. The additional gross profit was a result of the increased net sales. Gross margin remained constant at 54.0% of net sales for the first six months of 2003 and 2002.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $30 or 0.3% to $9,721 for the first six months of 2003 from $9,691 for the first six months of 2002. As a percent of net sales, SG&A expenses decreased to 26.7% in 2003 from 28.1% in 2002. The decrease was primarily due to a reduction in administrative expenses, partially offset by increased personnel costs.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $1,002 or 11.2%, to $9,926 for the first six months of 2003 from $8,924 for the first six months of 2002. The increase was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net increased $296 to $40 for the first six months of 2003 from $(256) for the first six months of 2002. The increased income was primarily attributable to a reduction in interest expense resulting from lower borrowings on the Company's credit facility, as well as lower expense associated with the Company's one-third interest in International Assembly, Inc.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $432 for the first six months of 2003 to $3,812 from $3,380 for the first six months of 2002 as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2003 compared to 39.0% for 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $7,461 and $7,483 for the first six months of 2003 and 2002, respectively. Capital expenditures for property, plant and equipment were $1,015 and $1,617 for the first six months of 2003 and 2002, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. This arrangement expires in 2004. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of June 30, 2003 and December 31, 2002, the Company was in compliance with all of these covenants. As of June 30, 2003, the Company had no outstanding borrowings under this agreement and $40,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $5 and $35 of additional interest expense in the three month periods ended June 30, 2003 and 2002, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $5 and $35 in the three month periods ended June 30, 2003 and 2002, respectively.

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


Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the filing date of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

    (a)         A regular Annual Meeting of Shareholders was held on May 12,
                2003.

    (b)         The following directors were elected at the Annual Meeting.

                George E. Richmond, Alfred E. Brennan, Arthur L. Herbst, Jr., Richard G. Richmond, Richard P. Conerly, Craig E. LaBarge, Connie H. Drisko, DDS, James R. O'Brien and Brian F. Bremer.

    (c) The voting at the Annual Meeting of Shareholders for the election of directors was as follows:


     NOMINEES                                   FOR                  WITHHELD
     ---------------------                   ---------             ----------
     Brian F. Bremer                         8,421,028               142,303
     Alfred E. Brennan                       7,736,905               826,426
     Richard P. Conerly                      8,419,328               144,003
     Connie H. Drisko, DDS                   7,526,368             1,036,963
     Arthur L. Herbst, Jr.                   7,736,905               826,426
     Craig E. LaBarge                        8,419,378               143,953
     James R. O'Brien                        8,430,278               133,053
     George E. Richmond                      7,736,855               826,476
     Richard G. Richmond                     8,015,511               547,820



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

                  A Form 8-K, dated April 22, 2003, was filed on April 23, 2003, in response to Items 7, 9 and 12 to file a press release announcing the Company's financial results for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       YOUNG INNOVATIONS, INC.

August 8, 2003                         /s/ Arthur L. Herbst, Jr.
--------------                         -----------------------------------------
Date                                   Arthur L. Herbst, Jr.
                                       Executive Vice President, Chief Operating
                                       Officer, & Chief Financial Officer