Form 10-Q
period 2003-09-30
YOUNG INNOVATIONS INC
filed 2003-11-13
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ----   ----

Number of shares outstanding of the Registrant's Common Stock at October 31, 2003: 9,099,046 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                              2003          2002
                                                                         -------------   -----------
                                                                           (unaudited)
                                         ASSETS
Current assets:
  Cash and cash equivalents ..........................................     $  7,327      $    554
  Trade accounts  receivable,  net of allowance for doubtful  accounts
     of $413 and $385 in 2003 and 2002, respectively .................       11,310        10,010
  Inventories ........................................................        7,843         7,861
  Other current assets ...............................................        2,200         2,405
                                                                           --------      --------
     Total current assets ............................................       28,680        20,830
                                                                           --------      --------
Property, plant and equipment, net ...................................       19,050        18,962
Goodwill
                                                                             42,883        42,414
Other intangible assets, net .........................................        2,249         2,302
Other assets .........................................................          489           480
                                                                           --------      --------
     Total assets ....................................................     $ 93,351      $ 84,988
                                                                           ========      ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current maturities of long-term debt ...............................     $     80      $     75
  Accounts payable and accrued liabilities ...........................        9,882         8,110
                                                                           --------      --------
     Total current liabilities .......................................        9,962         8,185
Deferred income taxes ................................................        4,904         4,904
Long-term debt, less current maturities ..............................            7         4,229
Stockholders' equity:
  Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,047 and 8,905 shares issued and outstanding in
     2003 and 2002, respectively .....................................           90            89
  Additional paid-in capital .........................................       27,530        28,050
  Deferred stock compensation ........................................       (1,019)       (1,271)
  Retained earnings ..................................................       67,958        58,772
  Common stock in treasury, at cost, 1,196 and 1,338 shares in 2003
    and 2002, respectively ...........................................      (16,081)      (17,970)
                                                                           --------      --------
      Total stockholders' equity .....................................       78,478        67,670
                                                                           --------      --------
     Total liabilities and stockholders' equity ......................     $ 93,351      $ 84,988
                                                                           ========      ========

The accompanying notes are an integral part of these statements

                                       2



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                           2003               2002            2003               2002
                                                       -------------      -------------    ------------       ------------

Net sales                                                   $19,014            $18,086         $55,397            $52,534
    Cost of goods sold                                        8,520              8,610          25,184             24,443
                                                       -------------      -------------    ------------       ------------
Gross profit                                                 10,494              9,476          30,213             28,091
    Selling, general and administrative expenses              5,167              4,772          14,961             14,463
Income from operations                                        5,327              4,704          15,252             13,628
    Other income (expense), net                                  27                (41)             68               (297)
                                                       -------------      -------------    ------------       ------------
Income before provision for income taxes                      5,354              4,663          15,320             13,331
    Provision for income taxes                                2,048              1,819           5,860              5,199
                                                       -------------      -------------    ------------       ------------
Net income                                                   $3,306             $2,844          $9,460             $8,132
                                                       =============      =============    ============       ============

Basic earnings per share                                      $0.37              $0.32           $1.05              $0.92
                                                       =============      =============    ============       ============

Diluted earnings per share                                    $0.35              $0.30           $1.01              $0.87
                                                       =============      =============    ============       ============

Basic weighted average shares outstanding                     9,045              8,908           8,995              8,859
                                                       =============      =============    ============       ============

Diluted weighted average shares outstanding                   9,489              9,432           9,409              9,384
                                                       =============      =============    ============       ============


The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    2003             2002
                                                                                -------------    -------------
Cash flows from operating activities:
  Net income                                                                          $9,460           $8,132
    Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization                                                      1,993            1,879
    Loss on disposal of property, plant and equipment                                      -              148
    Changes in assets and liabilities:
        Trade accounts receivable                                                    (1,221)            1,680
        Inventories                                                                      100            (442)
        Other current assets                                                             223            (912)
        Other assets                                                                     (9)              671
        Accounts payable and accrued liabilities                                       1,710              501
                                                                                -------------    -------------
             Total adjustments                                                         2,796            3,525
                                                                                -------------    -------------
             Net cash flows from operating activities                                 12,256           11,657
                                                                                -------------    -------------

Cash flows from investing activities:
   (Payments) recovery for acquisitions, net of cash acquired                           (606)            431
   Purchases of property, plant and equipment                                         (1,756)         (2,199)
                                                                                =============    =============
             Net cash flows from investing activities                                (2,362)          (1,768)
                                                                                -------------    -------------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                             -            39,286
   Payments on long-term debt                                                        (4,217)         (50,096)
   Proceeds from stock options exercised                                               1,436              851
   Purchase of treasury stock, net                                                      (66)                -
   Payment of cash dividend                                                            (274)                -
                                                                                -------------    -------------
           Net cash flows from financing activities                                  (3,121)          (9,959)
                                                                                -------------    -------------

Net change in cash and cash equivalents                                                6,773             (70)
Cash and cash equivalents, beginning of period                                           554               82
                                                                                -------------    -------------
Cash and cash equivalents, end of period                                              $7,327             $ 12
                                                                                =============    =============

The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year or any other interim period.

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

1.       ORGANIZATION:

Young Innovations, Inc. and subsidiaries (the Company) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offerings include disposable and metal prophy angles, prophy cups and brushes, panoramic x-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. (formed in July 1995) and its direct and indirect wholly-owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at September 30, 2003 and December 31, 2002.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $3,532 and $3,893 for the payment of federal and state income taxes and $67 and $312 for the payment of interest for the nine months ended September 30, 2003 and 2002, respectively.

3.       STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this Plan which is administered by the Compensation Committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those non-employee directors as the Company's Board of Directors may select from time to time. As of September 30, 2003, options to purchase 1,422 shares had been granted.

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



                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                           2003           2002           2003            2002
                                                           ----           ----           ----            ----
                                                           (Unaudited)                    (Unaudited)
     Net income, as reported ..........................     $   3,306      $   2,844      $   9,460      $   8,132
     Less:  Total stock-based employee
     compensation expense determined under fair
     value based method for all awards, net of
     related tax effects ..............................          (215)          (298)          (645)          (894)
                                                            ---------      ---------      ---------      ---------
     Pro forma net income .............................     $   3,091      $   2,546      $   8,815      $   7,238
                                                            =========      =========      =========      =========
     Earnings per share:
       Basic - as reported ............................     $    0.37      $    0.32      $    1.05      $    0.92
       Basic - pro forma ..............................     $    0.34      $    0.29      $    0.98      $    0.82

       Diluted - as reported ..........................     $    0.35      $    0.30      $    1.01      $    0.87
       Diluted - pro forma ............................     $    0.33      $    0.27      $    0.94      $    0.77

       Amounts included in determination of net income:
       Restricted stock compensation ..................     $      52      $      51      $     156      $     154



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

The table below is a summary of certain financial information relating to the two segments:


                                            Three Months Ended                                 Nine Months Ended
                                            September 30, 2003                                September 30, 2003
                              -----------------------------------------------    ----------------------------------------------
                              Professional        Retail      Consolidated       Professional       Retail      Consolidated

Net sales..................   $  18,148        $    866       $  19,014          $  52,821       $    2,576     $  55,397
Income (loss) from
    operations.............   $   5,313        $     14       $   5,327          $  15,417       $     (165)    $  15,252



                                            Three Months Ended                                 Nine Months Ended
                                            September 30, 2002                                September 30, 2002
                               ----------------------------------------------    ----------------------------------------------
                               Professional       Retail      Consolidated       Professional       Retail      Consolidated

Net sales..................   $  16,932        $  1,154       $  18,086          $  49,022       $    3,512     $  52,534
Income from operations.....   $   4,593        $    111       $   4,704          $  13,433       $      195     $  13,628








5.       INVENTORIES:

    Inventories consist of the following:


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2003             2002
                                                            -------------    ------------
           Finished products..........................          $  5,111        $  4,931
           Work in process............................             1,182           1,321
           Raw materials and supplies.................             1,550           1,609
                                                            -------------    -----------
                Total inventories.....................          $  7,843        $  7,861
                                                            ============     ===========


6.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2003              2002
                                                                                        ----              ----

         Land.................................................................       $  1,086        $   1,086
         Buildings and improvements...........................................          7,473            7,474
         Machinery and equipment..............................................         17,708           17,250
         Equipment rented to others...........................................          6,182            5,852
         Construction in progress.............................................            811              129
                                                                                    ---------        ---------
                                                                                       33,260           31,791

         Less: Accumulated depreciation.......................................        (14,210)         (12,829)
                                                                                     --------        ---------
                    Total property, plant and equipment, net..................       $ 19,050        $  18,962
                                                                                     ========        =========



7.       GOODWILL AND INTANGIBLE ASSETS:

Goodwill consists of the following:


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2003              2002
                                                                                        ----              ----

         Goodwill.............................................................      $   47,681      $   47,212

         Less: Accumulated amortization.......................................         (4,798)          (4,798)
                                                                                    ----------      ----------
                    Total goodwill, net.......................................      $   42,883      $   42,414
                                                                                    ==========      ==========


During the third quarter of 2003, YI Ventures LLC (a wholly-owned subsidiary) acquired a company which provides dental services. The acquisition resulted in $468 of additional goodwill. The Company did not incur impairment losses on goodwill during the nine months ended September 30, 2003 and 2002.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company no longer amortizes goodwill and intangibles which have indefinite lives. Other intangible assets with finite lives continue to be amortized over their useful lives.

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

Other intangible assets consist of the following, which are all included in the Professional Segment:



                                                            AS OF SEPTEMBER 30, 2003
                                                            ------------------------
                                           GROSS CARRYING        ACCUMULATED          NET CARRYING
                                           --------------        -----------          ------------
                                               AMOUNT            AMORTIZATION           AMOUNT
                                               ------            ------------           ------
     Amortized intangible assets
          Patents                              $  481                $ 223               $ 258
          Product formulas                        430                   24                 406
          Supplier relationships                  130                   59                  71
                                                  ---                   --                  --
               Total                           $1,041                $ 306               $ 735

     Unamortized intangible assets
          Trademarks                           $1,514                                   $1,514
                                               ------                                   ------
               Total intangible assets         $2,555                $ 306              $2,249
                                               ======                =====              ======


                                                            AS OF DECEMBER 31, 2002
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION         AMOUNT
                                               ------            ------------         ------
     Amortized intangible assets
          Patents                              $  491                $ 204               $ 287
          Product formulas                        430                   16                 414
          Supplier relationships                  130                   39                  91
                                                  ---                   --                  --
               Total                           $1,051                $ 259               $ 792

     Unamortized intangible assets
          Trademarks                           $1,510                                   $1,510
                                               ------                                   ------
               Total intangible assets         $2,561                $ 259              $2,302
                                               ======                =====              ======





The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the three months ended September 30, 2003 and 2002 was $21 and $16, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/03       $   62
     For the year ending 12/31/04           62
     For the year ending 12/31/05           62
     For the year ending 12/31/06           49
     For the year ending 12/31/07           36

8.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from ..15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants as well as limitations on indebtedness. As of September 30, 2003 and December 31, 2002, the Company was in compliance with all of these covenants.


Long-term debt was as follows:

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        2003              2002
                                                                                        ----              ----
    Revolving credit facility due 2004 with a weighted-average interest
    rate of 2.73% at December 31, 2002                                              $       -         $  4,161
    Capital lease obligations                                                              87              143
                                                                                     --------              ---
                                                                                           87            4,304

    Less: current portion                                                                  80               75
                                                                                     --------           ------
                                                                                    $       7         $  4,229
                                                                                    =========         ========

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of September 30, 2003, and December 31, 2002 approximately $604 and $649, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided was minimal.


9.       EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:



                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  --------------    ------------     -------------    -------------
                                                       2003             2002             2003             2002
                                                       ----             ----             ----             ----
                                                              (unaudited)                       (unaudited)

   Net income..................................      $  3,306           $  2,844         $  9,460       $  8,132
   Weighted average shares outstanding for
   basic earnings per share....................         9,045              8,908            8,995          8,859
   Dilutive effect of stock options and
   restricted stock............................           444                524              414            525
   Weighted average shares outstanding for
   diluted earnings per share..................         9,489              9,432            9,409          9,384
   Basic earnings per share....................      $    .37           $   0.32         $   1.05       $    .92
   Diluted earnings per share..................      $    .35           $   0.30         $   1.01       $    .87


10.      COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $193 and $184 at September 30, 2003 and December 31, 2002, respectively. There were no significant warranty costs during the nine-month period ended September 30, 2003.

11.      NEW ACCOUNTING STANDARDS:

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election, but has included the required disclosures in Note 3 to these condensed consolidated financial statements.


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

12.      SUBSEQUENT EVENTS:

In October 2003, the Company declared a quarterly dividend of $0.03 per share, payable December 15, 2003, to shareholders of record on November 14, 2003.

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

Goodwill and other intangible assets - The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management's judgment as to the future operating cash flows to be generated from the assets throughout their estimable useful lives. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES
---------
Net sales increased $928 or 5.1% to $19,014 in the third quarter of 2003 from $18,086 in the third quarter of 2002. The increase was a result of increased sales in the Professional Segment, offset by a sales decline of $288 in the Retail Segment. Solid response to promotional activity and strong end-user demand all contributed to growth in sales of professional products during the period. Sales of retail products in the quarter fell primarily due to the discontinuation of a product line at one of the Company's customers.

GROSS PROFIT
------------
Gross profit increased $1,018 or 10.7% to $10,494 in the third quarter of 2003 from $9,476 in the third quarter of 2002. Gross margin increased to 55.2% of net sales in the third quarter of 2003 from 52.4% in the third quarter of 2002. Gross margin increased as a result of several factors including the realization of productivity improvements in manufacturing, acquisition integration activities and product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $395 or 8.3% to $5,167 in the third quarter of 2003 from $4,772 in the third quarter of 2002. The increase was primarily due to an increase in personnel expenses consistent with the growth of the Company. As a percent of net sales, SG&A expenses increased slightly to 27.2% in the third quarter of 2003 compared to 26.4% in the third quarter of 2002.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $623 or 13.2% to $5,327 in the third quarter of 2003 from $4,704 in the third quarter of 2002. The increase was a result of the items explained above.

OTHER INCOME (EXPENSE), NET
---------------------------
Other income (expense), net increased $68 to $27 in the third quarter of 2003 from ($41) in the second quarter of 2002. The increased income was primarily attributable to a reduction in interest expense resulting from zero borrowings on the Company's credit facility during the third quarter of 2003.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $229 for the third quarter of 2003 to $2,048 from $1,819 in the third quarter of 2002 as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% for the third quarter of 2003 compared to 39.0% for the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES
---------
Net sales increased $2,863 or 5.4% to $55,397 in the first nine months of 2003 from $52,534 for the first nine months of 2002. The increase was a result of increased sales in the Professional Segment, offset by a sales decline of $936 in the Retail Segment. Strong response to promotional activity and solid end-user demand across product lines contributed to growth in sales of professional products during the period. Sales of retail products in the first nine months of the year fell significantly due to several factors, including high inventory levels at one of the Company's major retail customers as a result of weak consumer demand of a large holiday promotion at the end of 2002, the discontinuance of certain product lines at one of the Company's customers, and increased competition in the children's toothbrush category.

GROSS PROFIT
------------
Gross profit increased $2,122 or 7.6% to $30,213 for the first nine months of 2003 from $28,091 for the first nine months of 2002. The additional gross profit was a result of the increased net sales and improved gross margin. Gross margin increased to 54.5% of net sales for the first nine months of 2003 compared to 53.5% in the first nine months of 2002. Gross margin increased as a result of several factors including the realization of productivity improvements in manufacturing, acquisition integration activities and product mix.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $498 or 3.4% to $14,961 for the first nine months of 2003 from $14,463 for the first nine months of 2002. The increases primarily related to investments in personnel to support the growth of the business. As a percent of net sales, SG&A expenses decreased slightly to 27.0% for the first nine months of 2003 from 27.5% for the first nine months of 2002.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $1,624 or 11.9% to $15,252 for the first nine months of 2003 from $13,628 for the first nine months of 2002. The increase was a result of the items explained above.

OTHER INCOME (EXPENSE), NET
---------------------------
Other income (expense), net increased $365 to $68 for the first nine months of 2003 from ($297) for the first nine months of 2002. The increased income was primarily attributable to a reduction in interest expense resulting from lower borrowings on the Company's credit facility, as well as lower expense associated with the Company's one-third interest in International Assembly, Inc.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $661 for the first nine months of 2003 to $5,860 from $5,199 for the first nine months of 2002 as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% for the first nine months of 2003 compared to 39.0% for the first nine months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $12,256 and $11,657 for the first nine months of 2003 and 2002, respectively. Capital expenditures for property, plant and equipment were $1,756 and $2,199 for the first nine months of 2003 and 2002, respectively. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems. During the third quarter of 2003, the Company paid $606 for an acquisition made by YI Ventures LLC (a wholly owned subsidiary).


The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000. This arrangement expires in 2004. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of September 30, 2003 and December 31, 2002, the Company was in compliance with all of these covenants. As of September 30, 2003, the Company had no outstanding borrowings under this agreement and $40,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.


NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company currently has not made this election, but has included the required disclosures in Note 3 to these condensed consolidated financial statements.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operations of long-lived assets, except for certain obligations of leases. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the consolidated financial statements of the Company.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" or similar expressions. These statements are not guarantees of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $5 and $35 of additional interest expense in the three month periods ended September 30, 2003 and 2002, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $5 and $35 in the three month periods ended September 30, 2003 and 2002, respectively.

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


Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 5.  Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K.

                  A Form 8-K, dated July 22, 2003, was filed on July 23, 2003, in response to Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for the quarter ended June 30, 2003, as well as the declaration of a quarterly dividend and authorization of share repurchase.










                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YOUNG INNOVATIONS, INC.


November 12, 2003                          /s/  Arthur L. Herbst, Jr.
----------------------                     -------------------------------------
Date                                       Arthur L. Herbst, Jr.
                                           Executive Vice President, Chief
                                           Operating Officer,& Chief Financial
                                           Officer