Form 10-K
period 2003-12-31
YOUNG INNOVATIONS INC
filed 2004-03-12
CIK 949874

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      ---   ---

On June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $149.5 million (For purposes of this calculation only, directors and executive officers have been deemed affiliates).

Number of shares outstanding of the Registrant's Common Stock at February 28, 2004:

           9,036,752 shares of Common Stock, par value $.01 per share

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                           FORWARD LOOKING STATEMENTS

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

Forward-looking statements involve risk, uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to:

     -    Demand for the Company's products
     - Relationships with strategic customers, suppliers and product distributors
     -    Competition in each of the Company's product lines
     -    Dependence on and consolidation of distributors
     -    Successful integration of acquisitions
     -    Ability to manage the Company's growth
     - Availability of acquisition candidates and the need for additional capital
     - Technological change resulting in product obsolescence; dependence on new products
     -    Changes in standard of care relating to dental health
     -    Compliance with laws
     -    Increased government regulation
     -    Concentration of suppliers
     -    General economic conditions

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

                                     PART I

ITEM 1. BUSINESS (ALL ITEMS IN THOUSANDS).

GENERAL OVERVIEW

Young Innovations, Inc. and its subsidiaries (the "Company") develop, manufacture and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgery (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

The Company's two operating segments, Professional Dental and Retail, serve two segments of the market for oral healthcare. The Professional Dental segment is engaged in the development and manufacture of a broad line of products marketed to dental professionals, principally dentists, dental hygienists and dental assistants. The Retail segment develops and markets products sold to a variety of retail outlets, including mass merchandisers, drug stores and supermarkets.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2003.

The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

BACKGROUND

The Company was founded as Young Dental in the early 1900s. As one of many small suppliers to the dental profession, Young Dental's strength was manufacturing consistently reliable dental products. As dentistry evolved, Young Dental employees worked with practicing dentists and academics to identify clinical problems. Young Dental staff used their engineering and manufacturing expertise to create solutions to those problems. Young Dental established a strong reputation and leading market position in disposable and metal prophy angles, the core products utilized by the dentist in the typical biannual teeth cleaning.

In 1995, following the acquisition of The Lorvic Corporation, the Company incorporated as Young Innovations, Inc. in the state of Missouri. Since then, Young has acquired a number of complementary businesses, and introduced a variety of new products. Through these acquisitions, the Company expanded its preventive and infection control product offerings, and entered a number of new product areas, including dental diagnostic imaging, handpieces, home care products, and, most recently, endodontics. The Company believes its continued commitment to providing innovative products to meet the evolving needs of dental professionals has earned it a reputation for quality, reliability and value.

BUSINESS STRATEGY

The key elements of the Company's strategy are:

     o Developing New Products. Product development has been an important part of the Company's growth strategy and will continue to play a critical role in the pursuit of internal growth. The evolution of the Company's product offering is driven by the needs of clinicians and patients, which often require modifications to existing products rather than new designs. The Company maintains an active dialogue with practicing clinicians to identify product improvements that (i) enhance patient comfort and improve patient care, and/or (ii) improve practice productivity.

     o Improving Operating Efficiency. The Company strives to reduce costs and rationalize expenses across all of its operations in an effort to maximize profitability. In order to improve operating efficiency, the Company seeks cost savings through manufacturing and process improvements, administrative and marketing synergies and facility consolidation, where appropriate.

     o Acquiring Complementary Products and Companies. The Company is experienced in acquiring and integrating complementary products and businesses. The Company continuously evaluates acquisition opportunities, and will pursue opportunities that (i) increase the breadth of its product and service offering and (ii) provide opportunities to enhance the growth prospects and profitability of the overall business through manufacturing and marketing synergies. The following table provides a summary of our acquisition history.



SELECT ACQUISITIONS
-----------------------------------------------------------------------------------------------------------
Company Name                       Acquisition Year   Key Product Additions
------------------------------     ----------------   -----------------------------------------------------

The Lorvic Corporation             1995               Infection control products.

Denticator International, Inc.     1996               Popular-priced disposable prophy angles.

Panoramic Corporation              1998               Panoramic X-ray equipment and supplies.

Athena Technology, Inc.            1999               Dental handpieces and related components.

Plak Smacker, Inc.                 2000               Home care products and flavored gloves.

Biotrol and Challenge              2001               Infection control products, prophy pastes and other
(subsidiaries of Pro-Dex, Inc.)                       preventive products.

Obtura Corporation &               2003               Endodontic products.
Earth City Technologies, Inc.
-----------------------------------------------------------------------------------------------------------


BUSINESS SEGMENTS

PROFESSIONAL DENTAL SEGMENT

The Company's core business is the manufacture and supply of products to dental professionals, principally dentists and dental hygienists. Net sales for the Professional Dental segment were $72,600, $67,100 and $58,800 for fiscal years 2003, 2002 and 2001 respectively.

The Professional Dental segment product portfolio is broad and includes the following key product lines:

PREVENTIVE. The Company believes it is a leading supplier of preventive products to the U.S. professional dental market. Preventive products include:

     o Prophy Angles. The Company offers a broad line of prophy products. The prophy angle, in combination with prophy paste, is used to help remove plaque and polish teeth. The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental, premium-priced, and Denticator, popular-priced, brand names, as well as through private label relationships. The Company's Young Dental metal prophy angles are sealed to help prevent damage to the internal components of the angle and help it withstand repeated sterilizations. The metal prophy angles are marketed together with an assortment of cups and brushes specifically designed to work together, which encourages recurring purchases of these products.

     o Prophy pastes. D-Lish, Festival and ProCare are certain of the brand names of the Company's prophy pastes. Most pastes are available in a variety of textures (grits) and flavors, though some are sold in powder form. Important functional features of prophy paste include stain removal, flavor and splatter control.

     o Flourides. The Company sells a variety of flavors of fluorides in gel, foam and rinse formulations. Fluorides are used to help prevent the development of tooth decay.

     o Handpieces and components. Under the Athena Champion brand name, the Company manufactures and markets low- and high-speed dental handpieces. Handpieces are used for teeth-cleaning and during restorative procedures, including removing decay during cavity preparation procedures. The Company also provides repair and maintenance services for handpieces.

INFECTION CONTROL. The Company markets a broad line of infection control products to the dental practice. Infection control products include:

     o Surface disinfectants. BIREX is one of the leading surface disinfectants in the U.S. Surface disinfectants are used to clean surfaces in the dental operatory that may be contaminated with bioburden, such as a dental chair or countertop. BIREX is a concentrated solution that is diluted with water prior to use, which makes it easier to ship and store. In 2003, Biosept HTP, a ready-to-use disinfectant, was introduced to meet the needs of professionals who prefer this easy-to-use form of delivery.

     o Evacuation system cleaners. The evacuation system is designed to remove debris from the patient's mouth during a dental procedure. Vacusol, the Company's evacuation system cleaner, removes debris that collects in the evacuation line. When used with the Company's patented atomizer, the Vacusol solution is mixed with room air and flows through the evacuation lines. Due to the unique air/liquid solution, the stress on the vacuum pump is minimized which helps to extend pump life.

     o Gloves and masks. The Company offers many types of gloves, including latex, non-latex and powder-free gloves for dental professionals. Flavored gloves, including bubble gum and grape, are often used by pediatric dentists to help provide a more positive, enjoyable experience for their younger patients. Masks are used as a barrier by dental professionals.

     o Instrument disinfectants. The Company offers a full line of solutions designed for this purpose including BioCideG30, Multicide Ultra and Biozyme LT. Certain of the cleaners may also be used with ultrasonic cleaners.

DIAGNOSTIC. The Company is a leading provider of panoramic dental X-ray systems and supplies in the U.S., marketed under the Panoramic brand name. The Company's diagnostic products include:

     o Panoramic PC-1000 System. The PC-1000 is a fully-equipped panoramic X-ray machine which produces a high-quality image of the entire dental arch. All teeth, the entire lower jaw, joints and a portion of the sinuses are seen on one resulting X-ray film. A single exposure from the PC-1000 lasts only 12 seconds, resulting in far less radiation exposure when compared to the traditional intraoral X-ray machines. The PC-1000 is shipped essentially fully assembled and is free standing. As a result, this machine requires only a few hours to install, which is much less than most competitive products.

     o Panoramic PC-1000/Laser-1000. This is the Company's cephalometric offering. Cephalometric radiographs show the exact relationship of various anatomical reference points of the patient's anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. Oral surgeons use cephalometric X-rays to detect pathology and also to determine bone and teeth alignment before and after surgery.

     o Digital. The Company's PC1000 and PC1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers both direct and phosphor plate digital solutions for both the PC-1000which can be purchased with a new panoramic X-ray machine or added to a dentist's current panoramic machine.

     o Supplies and Service. The Company offers its customers dental X-ray supplies including film, film cassettes and intensifying screens, processing chemicals and darkroom supplies. The Company also offers service on all of its systems through a network of over 200 independent nationwide service technicians.

Panoramic X-ray systems can be a significant investment for a dentist. In addition to outright purchasing and traditional financing options, the Company established a rental program whereby dentists pay on a per-use basis for the system (i.e., per x-ray image taken). The system is installed free of charge and the dentist pays a monthly fee based on usage. Rental customers have the option to purchase their equipment at any time. [These unique methods of acquiring an X-ray machine offer financial flexibility for practitioners as they can select the financing option that best fits their practice needs.]

HOME CARE. Under the Plak Smacker brand name, the Company markets a line of products to dentists, pediatric dentists and orthodontists that are prescribed, sold or given to patients for use at home. The Company's home care products include:

     o Home care kits. These kits are given to patients to encourage good oral healthcare habits and contain products such as brushes, wax to protect the inside of the cheek from irritation due to brackets, a timer to monitor brushing time and floss.

     o Toothbrushes. The Company offers a broad line of toothbrushes for many age groups including: infants, children, teens and adults. The Company also markets an "all-in-one" brush for patients with braces. One end of the brush is a standard toothbrush, while the other end features a conical brush designed for access between brackets.

     o Fluorides. Fluorides are available in various flavors and formulations.

ENDODONTIC. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of the tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and subsequently filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company's endodontic products include:

     o Obturation. The Obtura IItm is the leading gun-type, heat-softened gutta percha delivery system. This unique dispensing unit allows the dentist to deliver a consistent flow of warm gutta percha directly into the canal, similar to extruding hot glue from a glue gun, facilitating the canal-filling procedure. Additionally, the Obtura IItm system helps the practitioner effectively seal the canal, which is an important component of the root canal procedure.

     o Ultrasonic systems. Under the Spartan brand name, ultrasonic units and handieces are marketed together with a variety of tips for different clinical applications. BUCtm tips are used for, among other things, gaining and refining access to the tooth root, while CPRtm tips are more often used in retreatment cases. KiStm tips, used for microsurgery, offer a rough diamond coating for improved cutting. The Company believes that it holds a leading position in the domestic market for ultrasonic system and tips used in endodontic surgery and retreatment. The Company also offers additional ultrasonic tips for use in periodontal applications.

SALES AND MARKETING OF PROFESSIONAL PRODUCTS

The Company markets its prophy, preventive, infection control and handpiece products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Dental Company, which accounted for 16.6%, and 14.7% respectively, of the Company's sales in 2003. In addition to marketing through distributors in the U.S., the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities and U.S. military bases.

The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the U.S., independent sales representatives in Canada and Mexico and sales representatives in countries outside of North America. These sales representatives help train the Company's distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to generate interest in its products by providing information and marketing materials to influential lecturers and consultants in the dental industry.

The Company's panoramic X-ray, home care and endodontic products are marketed in the U.S. and Canada directly to the end user, primarily by direct mail, telemarketing, trade shows and a limited amount of advertising in trade and professional journals. The Company also sponsors seminars hosted by industry thought leaders.

RETAIL SEGMENT

The Company markets its retail products to mass merchants under the Plak Smacker brand name. The product line includes children's toothbrushes, single-use, pre-pasted toothbrushes, children's toothpastes, toothbrush covers and other related accessories. Net sales for the Retail segment were $3,600, $5,100 and $4,800 for fiscal years 2003, 2002 and 2001 respectively.

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

Research and development costs are expensed when incurred and totaled $511, $596, and $516 for 2003, 2002 and 2001, respectively.

MANUFACTURING AND SUPPLY

The Company manufactures most of its products and product components other than X-ray equipment, certain infection control products, children's homecare products, orthodontic kits and related supplies, and flavored examination gloves.

Prophy and Other Products. The Company uses a variety of computer numerically controlled (CNC) machining centers, injection molding machines and robotic assembly machines and continues to invest in new and more efficient equipment and production lines. The primary processes involved in manufacturing the Company's products consist of precision metal turning and milling, rubber molding, plastic injection molding, component parts assembling and finished goods packaging. The Company has a one-third interest in International Assembly Inc. ("IAI"), a contract manufacturer located in Mexico that assembles a portion of its disposable prophy angles.

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

Handpieces and Components. The Company uses a variety of computer numerically controlled (CNC) machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces. Certain other handpiece component parts are sourced from a variety of OEMs. The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands.

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

Home Care Products. The Company sources most of its orthodontic, children's homecare products, and flavored examination gloves from manufacturers in Asia, principally China, Thailand, India and Malaysia. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

Endodontic Products. Obturation and ultrasonic systems are manufactured at the Company's facility in Fenton, Missouri. A variety of components and subassemblies are sourced domestically.

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

COMPETITION

The Company competes with manufacturers of both branded and private label dental products. The Company believes it is the leading manufacturer of prophy angles and surface disinfectants used in the professional dental market in the U.S. The Company also believes it is a leading distributor of panoramic X-ray machines in the U.S. With the acquisition of Obtura Spartan, the Company believes it is the leader in systems designed for warm, vertical condensation obturation as well as a leader in the domestic market for ultrasonic systems and tips used in endodontic surgery and retreatment.

The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing, and marketing resources than the Company and include DENTSPLY International, Inc.; Sybron Dental Specialties, Inc.; Oral-B Laboratories; StarDental, a division of DentalEZ Group; John O. Butler Company; KaVo America; Proctor and Gamble Co.; Colgate-Palmolive Co.; and Planmeca OY.

FDA REGULATION

The Company's products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration ("FDA"). To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements are more stringent than those applicable in the United States. They also vary from country to country.

Medical Device Regulation. Pursuant to the Federal Food, Drug, and Cosmetic Act
(Act), and FDA's implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitute compliance with corresponding state regulations. Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to assure an adequate degree of safety. The Company's dental device products are classified as either Class I or Class II devices. Class I devices are subject to "general controls," such as labeling, good manufacturing practices ("GMP"), and a prohibition against adulteration and misbranding. Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device specific requirements. All of the Company's dental device products are subject to ongoing regulatory oversight by FDA to ensure compliance with, among other things, product labeling, GMP, the quality system regulation (QSR), recordkeeping, and medical device (adverse reaction) reporting requirements. The Company's facilities are further subject to periodic inspection by FDA as well as state and local agencies. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction and/or criminal or civil proceedings. In the medical device arena, FDA may also request repair, replacement or refund of the cost of any medical device manufactured or distributed by the Company.

Drug Regulation. The Company also markets drug products, such as fluorides, which are subject to regulation by the FDA and the counterpart agencies of the foreign countries where the products are sold. FDA regulates the development, manufacture, sale, and distribution of drugs, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, unless a drug product falls within an over-the-counter ("OTC") monograph, is generally recognized as safe, or is entitled to grandfather status, the drug must be approved by FDA before it may be legally marketed. Failure to comply with FDA's drug regulatory requirements can result in issuance of a FDA Form 483 Inspectional Observations, Warning Letter, or another enforcement action or penalty.

FEDERAL INSECTICIDE, FUNGICIDE AND RODENTICIDE ACT (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency ("EPA") under FIFRA and by various state agencies under the laws of those states. Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold. Registrations must be renewed annually. Registration includes approval by the EPA of the product's label, including its claims and directions for use, which must be supported by data. EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious. The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency. Failure to pay annual registration fees or provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the cancellation of a pesticide registration.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Our operations involve production processes and the use and handling of materials that are subject to federal, state and local environmental laws and regulations relating to, among other things, solid and hazardous waste disposal, air emissions and waste water discharge. We are also required to comply with federal and state laws and regulations relating to occupational health and safety. If violations of any of these laws and regulations occurs or if toxic or hazardous materials are released into the environment as a result of our operations, the Company could be exposed to significant liability.

The Company believes it is in compliance in all material respects with respect to the laws and regulations applicable to it and its operations.

OTHER

The Company has a credit arrangement that provides for a three-year, unsecured revolving credit facility with an aggregate commitment of $40,000, of which $2,852 was being used at December 31, 2003. The credit facility expires on September 28, 2004. The Company currently believes it has the ability to renew the credit facility on terms no less favorable than the current arrangement. The Company expects to fund working capital requirements from a combination of available cash balances, internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

EMPLOYEES

As of December 31, 2003, the Company employed 294 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

WEBSITE ACCESS TO COMPANY REPORTS AND CORPORATE GOVERNANCE MATERIALS

The Company makes available free of charge through our website, www.ydnt.com,
(1) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission and (2) the Audit Committee, Compensation Committee and Nominating Committee charters and its Code of Ethics. The Company's internet website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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


        NAME                       AGE    POSITION                             PRINCIPAL OCCUPATION DURING PAST 5 YEARS
        ----                       ---    ---------                            ----------------------------------------
        George E. Richmond          70    Chairman of the Board and Director   Chairman of the Board since 1997, Chief
                                                                               Executive Officer from 1995 to 2002, Director of
                                                                               the Company since its organization in 1995,
                                                                               President of Young Dental Manufacturing Company
                                                                               ("Young Dental") (predecessor to the Company)
                                                                               from 1961 until 1997.

        Alfred E. Brennan           51    President, Chief Executive Officer   President since July 1998, Chief Executive
                                          and Director                         Officer since January 2002 and Director of the
                                                                               Company since August 1997, Chief Operating Officer
                                                                               of the Company from October 1997 until May 2002.

        Arthur L. Herbst, Jr.       40    Executive Vice President, Chief      Chief Operating Officer since May 2002, Chief
                                          Operating Officer, Chief Financial   Financial Officer since February 1999, Secretary
                                          Officer, and Director                since April 2000, Executive Vice President since
                                                                               October 1998 and a Director of the Company since
                                                                               November 1997.

        Daniel E. Garrick           35    Vice President, Assistant Secretary  Vice President and Assistant Secretary since
                                                                               April 2001, President of Young Dental
                                                                               Manufacturing since May 2003, Director of
                                                                               Business Development of Young Innovations since
                                                                               August 1999, Partner of Alta Management
                                                                               Consulting from December 1998 to August 1999.

        Sean T. O'Connor            35    Vice President                       Vice President since April 2001, Director of
                                                                               Business Development of Young Innovations since
                                                                               August 1999, Partner of Alta Management
                                                                               Consulting from December 1998 to August 1999.

        Stephen T. Yaggy            31    Secretary                            Secretary since May 2003, General Manager of
                                                                               Panoramic since May 2003, Corporate Controller
                                                                               of the Company since June 1998.


ITEM 2. PROPERTIES.

The Company's principal facilities are as follows:


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


        Office and Manufacturing.........        39,000     Fort Wayne, Indiana                Owned
        Office and Manufacturing.........         8,000     Fort Wayne, Indiana    Leased, on month to month terms
        Office and Manufacturing.........        27,000     Louisville, Colorado    Leased, expires December 2004
        Office and Manufacturing.........        16,000     Fenton, Missouri       Leased, expires November 2008
        Office and Distribution..........        24,000     Riverside, California     Leased, expires March 2004
        Office and Distribution..........        33,000     Corona, California      Lease begins February 2004,
                                                                                        expires January 2010
        Distribution.....................        23,000     Morristown, Tennessee   Leased on month to month terms
        Office...........................         5,000     Algonquin, Illinois      Leased, expires March 2005
        Office...........................         2,500     Chicago, Illinois       Leased, expires July 2008



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market Prices and Dividends

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

           ----------------------------- ------------------ --------------------
                                           MARKET PRICE       CASH DIVIDENDS
                                                                 DECLARED
           ----------------------------- ------------------ --------------------
           Quarter                         High      Low
           ----------------------------- --------- -------- --------------------
           2002
           ----------------------------- --------- -------- --------------------
           First.......................  $22.83    $17.17           --
           ----------------------------- --------- -------- --------------------
           Second......................  $25.30    $21.72           --
           ----------------------------- --------- -------- --------------------
           Third.......................  $28.26    $18.09           --
           ----------------------------- --------- -------- --------------------
           Fourth......................  $27.04    $20.09           --
           ----------------------------- --------- -------- --------------------

           ----------------------------- --------- -------- --------------------
           2003
           ----------------------------- --------- -------- --------------------
           First.......................  $23.99    $21.90           --
           ----------------------------- --------- -------- --------------------
           Second......................  $28.46    $20.72           --
           ----------------------------- --------- -------- --------------------
           Third.......................  $32.75    $28.10          $0.03
           ----------------------------- --------- -------- --------------------
           Fourth......................  $36.75    $29.86          $0.03
           ----------------------------- --------- -------- --------------------

           ----------------------------- --------- -------- --------------------

On February 28, 2004, there were approximately 40 holders of record of the Company's Common Stock.

On July 22, 2003 the Company's Board of Directors declared a quarterly dividend of $.03 per share, paid on September 15, 2003 to shareholders of record as of August 15, 2003. On October 21, 2003 the Company's Board of Directors declared a quarterly dividend of $.03 per share, which was paid on December 15, 2003 to shareholders of record as of November 14, 2003. Payment of future cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors and will be subject to any applicable restrictions contained in the Company's then existing credit arrangements.

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


                                                                     YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------
                                                        2003(1)     2002(2)     2001(3)    2000(4)     1999(5)
                                                       --------    ---------   --------   --------    --------
INCOME STATEMENT DATA:
  Net sales.............................               $ 76,156    $  72,218   $ 63,659   $ 51,387    $ 42,712
  Cost of goods sold....................                 34,916       33,787     30,017     24,000      18,825
                                                       --------    ---------   --------   --------    --------
  Gross profit..........................                 41,240      38,431      33,642     27,387      23,887
  Selling, general and administrative expenses           19,971      19,433      17,897     13,754      12,195
                                                       --------    ---------   --------   --------    --------
  Income from operations................                 21,269      18,998      15,745     13,633      11,692
  Interest expense (income) and other, net                  109        (286)        225        108         (32)
                                                       --------    ---------   --------   --------    --------
  Income before provision for income taxes               21,378      18,712      15,520     13,525      11,724
  Provision for income taxes............                  8,177       7,301       5,975      5,220       4,572
                                                       --------    ---------   --------   --------    --------
  Net income............................               $ 13,201   $  11,411    $  9,545   $  8,305    $  7,152
                                                       ========    ========    ========   ========    ========
  Basic earnings per share (6)..........               $   1.46    $   1.29    $   0.99   $   0.85    $   0.73
                                                       ========    ========    ========   ========    ========
  Basic weighted average common shares
     Outstanding (6)....................                  9,017       8,876       9,662      9,752       9,848
  Diluted earnings per share (6)........               $   1.40    $   1.22    $   0.96   $   0.84    $   0.72
                                                       ========    ========    ========   ========    ========
  Diluted weighted average common shares
     Outstanding (6)....................                  9,431       9,331       9,904      9,914       9,880
  Cash dividends declared per common share              $  0.06        n/a         n/a        n/a         n/a



                                                                      AS OF DECEMBER 31,
                                                       -------------------------------------------------------
                                                        2003(1)     2002(2)     2001(3)    2000(4)     1999(5)
                                                       --------    ---------   --------   --------    --------

BALANCE SHEET DATA:
  Working capital...................                  $  15,460   $  12,645    $ 12,439   $ 11,578    $  9,438
  Total assets......................                    101,484      84,988      83,605     69,592      60,336
  Total debt (including current maturities)               2,852       4,304      16,984        592         893
  Stockholders' equity..............                     82,963      67,670      55,885     60,487      52,137

----------
(1)  On December 1, 2003 the Company acquired substantially all of the assets of
     Obtura Corporation and Earth City Technologies (collectively "Obtura
     Spartan"). The income statement data for the year ended December 31, 2003 include results of operations for Obtura Spartan from December 1, 2003 through December 31, 2003. The balance sheet data as of December 31, 2003 include the Obtura Spartan acquisition.

(2) Weighted average common shares outstanding decreased from 2001 to 2002 primarily as a result of the Company's buyback of 1,050 shares from George
     E. Richmond, its Chairman of the Board and then Chief Executive Officer, in
     November 2001.

(3) On June 12, 2001 the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively
     "Biotrol"). The income statement data for the year ended December 31, 2001 include results of operations for Biotrol from June 12, 2001 through December 31, 2001. The balance sheet data as of December 31, 2001 include the Biotrol acquisition.

(4) On June 13, 2000 the Company acquired substantially all of the assets of Plak Smacker. The income statement data for the year ended December 31, 2000 include results of operations for Plak Smacker from June 13, 2000 through December 31, 2000. The balance sheet data as of December 31, 2000 include the Plak Smacker acquisition.

(5) On April 2, 1999, the Company acquired Athena. The income statement data for the year ended December 31, 1999 include results of operations for Athena from April 2, 1999 through December 31, 1999. The balance sheet data as of December 31, 1999 include the Athena acquisition.


(6) Earnings per share data and shares outstanding retroactively reflect the impact of the three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to stockholders of record as of the close of business on March 22, 2002. All share and per share numbers give effect to such stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS).

GENERAL

Young Innovations, Inc. and subsidiaries (the "Company") develop, manufacture and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgery (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas.

The Company's two operating segments, Professional Dental and Retail, serve two segments of the market for oral healthcare. The Professional Dental segment is engaged in the development and manufacture of a broad line of products marketed to dental professionals, principally dentists, dental hygienists and dental assistants. The Retail segment develops and markets products sold to a variety of retail outlets, including mass merchandisers, drug stores and supermarkets.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2003.

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

Allowance for doubtful accounts - The Company has 44% of its December 31, 2003 accounts receivable balance with two large customers (see footnote 5 of the financial statements set forth in Item 8) with the remaining balance among numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

Inventory - The Company values inventory at the lower of cost or market on a first-in, first-out basis. Inventory values are based upon standard costs which approximate historical costs. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. If demand for the Company's products is significantly different than Management's expectations, the reserve could be materially impacted. Changes to the reserves are included in cost of goods sold.

Goodwill and other intangible assets - The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by Management for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on Management's judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

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

Assets and Liabilities Acquired in Business Combinations - The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, "Business Combinations," which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, "Business Combinations." The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company's measurement of certain preacquisition contingencies may impact the Company's cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. Third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.



RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                      2003      2002       2001
                                                     ------    ------    -------
Net sales..........................................  100.0%    100.0%     100.0%
Cost of goods sold.................................   45.8      46.8       47.2
                                                     -----     -----      -----
Gross profit.......................................   54.2      53.2       52.8
Selling, general and administrative expenses.......   26.2      26.9       28.1
                                                     -----     -----      ------
Income from operations.............................   27.9      26.3       24.7
Interest expense and other, net....................     .1        .4         .3
                                                     -----     -----      ------
Income before provision for income taxes...........   28.0      25.9       24.4
Provision for income taxes.........................   10.7      10.1        9.4
                                                     -----     -----      ------
Net income.........................................   17.3%     15.8%      15.0%
                                                     =====     =====      ======


YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net Sales - Net sales for the year ended December 31, 2003 were $76,156, up 5.5% from $72,218 in the prior year. Approximately $650 of this growth is the result of the acquisition of Obtura Spartan on December 1, 2003.

Throughout the year, growth in professional products exceeded our expectations and more than offset a decline in sales of retail products. Sales of professional products increased 8.1% to $72,562 from the $67,147 reported in 2002. Strong response to promotional activity and solid end-user demand across product lines contributed to growth in the sales of professional products for the year.

Retail sales declined 29.1% to $3,594 compared to the $5,071 recorded in the prior year. The decline was due to several factors, including high inventory levels at one of the Company's major retail customers as a result of weak consumer demand for a large holiday promotion at the end of 2002 and the discontinuance of certain product lines at one of the Company's customers. While sales of retail products are expected to maintain their historical volatility, the performance of the Retail Segment is not expected to have a negative affect on 2004 earnings.

     Gross Profit - Gross profit for the year ended December 31, 2003 was $41,240, or 54.2%, compared to $38,431, or 53.2%, in 2002. Gross margin increased as a result of several factors including product mix, the realization of productivity improvements in manufacturing, and acquisition integration activities.

     Selling, General, and Administrative Expenses ("SG&A") - SG&A expenses increased $538, or 2.8%, to $19,971 in 2003 from $19,433 in 2002. The primary increase in SG&A costs in 2003 related to increases in personnel costs consistent with the growth of the Company. The increases were offset by cost containment measures which generated SG&A growth at a rate less than sales growth. As a percent of net sales, SG&A expenses decreased to 26.2% in 2003 from 26.9% in 2002 as a result of the factors explained above.

     Income from Operations - Income from Operations in 2003 was $21,269 compared to $18,998 in 2002, an increase of 12.0%. The increase is a result of the factors described above.

     Provision for Income Taxes - During the year ended 2003, the Company's provision for income taxes increased to $8,177 versus $7,301 in 2002 as a result of higher pre-tax income. The effective tax rate in 2003 of 38.25% compared to 39.0% in 2002. This decrease in the effective rate was the result of a reduction in expenses that are not deductible for tax purposes.

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

     Selling, General, and Administrative Expenses ("SG&A") - SG&A expenses increased $1,536, or 8.6%, to $19,433 in 2002 from $17,897 in 2001. The increase was primarily a result of additional SG&A expenses related to the Biotrol acquisition as well as increased spending in the Professional and Retail segments. These administrative expenses were partially offset by the elimination of the amortization of goodwill ($1,215 for 2001) starting in 2002 due to the adoption of SFAS 142. As a percent of net sales, SG&A expenses decreased to 26.9% in 2002 from 28.1% in 2001 as a result of the factors explained above.

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

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH
Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $ 16,371, $16,258, and $14,142 for 2003, 2002 and 2001, respectively.

The Company maintains a credit agreement with a borrowing capacity of $40,000 which currently expires in September 2004. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company's level of indebtedness. Commitment fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2003, the Company was in compliance with all of these covenants.

At December 31, 2003, there were $2,784 in outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

USES OF CASH
Consistent with historical spending, the Company's uses of cash primarily relate to acquisition activity, capital expenditures, stock repurchases and dividend distributions to shareholders. Specific significant uses of cash over the three years are as follows:

2003
Capital expenditures for property, plant and equipment were $2,052 in 2003. Significant capital expenditures related to building improvements and new tooling for product enhancements. In September 2003, YI Ventures LLC (a wholly-owned subsidiary) acquired a company which provides dental services. On December 1, 2003 the Company acquired substantially all of the assets of Obtura Corporation and Earth City Technologies, Inc., collectively known as Obtura Spartan. The Company originally paid $12,572 in cash, with money set aside in escrow pending the settlement of any indemnification claims. An additional $2,000 may be earned by the sellers if additional profitability targets are achieved over the next two years. Quarterly dividends of $0.03 per share were paid September 15, 2003 and December 15, 2003, for a total payment of $548.

2002
Capital expenditures for property, plant and equipment were $2,660 in 2002. In November and December 2002, the Company repurchased 81 shares of its Common Stock from various stockholders for $1,709.

2001
Capital expenditures for property, plant and equipment were $6,983 in 2001. Significant capital expenditures included $3,309 for additional manufacturing and office space in Earth City, MO and Fort Wayne, IN, and $2,294 for additional machinery and equipment. On June 12, 2001, the Company acquired substantially all the assets of Biotrol. The Company originally paid $9,343 in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,912. On November 2, 2001, the Company purchased 1,050 shares of its Common Stock from George E. Richmond, its Chairman, for approximately $14,900.

Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.


                                                                           PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS                          ---------------------------------------------------------------------------
                                                                  LESS THAN                                      BEYOND 5
                                                                  ---------                                      --------
                                                     TOTAL         1 YEAR         1-3 YEARS       4-5 YEARS        YEARS
                                                     -----         ------         ---------       ---------        -----

Capital Lease Obligations......................   $     68       $     68       $     --                --               --
Operating Leases (including buildings).........      2,605            789          1,414        $      402               --
Long-Term Debt.................................      2,784          2,784             --                --               --
                                                  --------        -------       --------        ----------      -----------
Total      ....................................   $  5,457        $ 3,641        $ 1,414        $      402               --
                                                 ---------        -------       --------        ----------      -----------


As of December 31, 2003 and 2002, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included these disclosures in the notes to the consolidated financial statements. SFAS No. 148 also provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has not made this election.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. The impact of the adoption of this Interpretation was not material to the consolidated financial statements of the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company's average debt balance, a theoretical 100 basis point increase in interest rates would have resulted in approximately $26, $115 and $81 of additional interest expense in the years ended December 31, 2003, 2002 and 2001, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The consolidated financial statements and financial statement schedules of Young Innovations, Inc. and subsidiaries as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated February 4, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the consolidated financial statements and the financial statement schedule of Young Innovations, Inc. and subsidiaries as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations. As described in Note 9, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 9 are appropriate. However, we were not engaged to audit, review or apply any procedures to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
February 2, 2004

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

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      December 31
                                                                                                -----------------------
                                                                                                   2003        2002
                                                                                                   ----        ----

                                                        ASSETS

Current assets:
   Cash and cash equivalents...............................................................      $     938  $      554
   Trade accounts receivable, net of allowance for doubtful accounts of $641
     and $385, in 2003 and 2002, respectively..............................................         11,212      10,010
   Inventories.............................................................................          9,017       7,861
   Other current assets....................................................................          3,403       2,405
                                                                                                 ----------  ----------
           Total current assets............................................................         24,570      20,830
Property, plant and equipment, net.........................................................         19,240      18,962
Goodwill  .................................................................................         51,003      42,414
Other intangible assets....................................................................          5,824       2,302
Other assets...............................................................................            847         480
                                                                                                 ---------  ----------
                Total assets...............................................................      $ 101,484    $ 84,988
                                                                                                 =========    ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt....................................................      $   2,852    $     75
   Accounts payable and accrued liabilities................................................          9,042       8,110
                                                                                                 ---------  ----------
           Total current liabilities.......................................................         11,894       8,185
Long-term debt.............................................................................             --       4,229
Deferred income taxes......................................................................          6,627       4,904
Stockholders' equity:
   Common stock, voting, $.01 par value, 25,000 shares authorized 9,004 and 8,905 shares
     issued and outstanding, net of treasury stock, in 2003 and 2002, respectively.........             90          89
   Additional paid-in capital..............................................................         28,367      28,050
   Deferred stock compensation.............................................................           (935)     (1,271)
   Retained earnings.......................................................................         71,426      58,772
   Common stock in treasury, at cost, 1,157 and 1,338 shares in 2003 and 2002, respectively
                                                                                                   (15,985)    (17,970)
                                                                                                 ---------  ----------
          Total stockholders' equity......................................................         82,963      67,670
                                                                                                 ---------  ----------
                Total liabilities and stockholders' equity.................................      $ 101,484    $ 84,988
                                                                                                 =========    ========



                                   The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    Years Ended December 31
                                                                          ---------------------------------------------
                                                                               2003           2002           2001
                                                                               ----           ----           ----

Net sales............................................................     $      76,156   $      72,218  $      63,659
     Cost of goods sold..............................................            34,916          33,787         30,017
                                                                          --------------  -------------- -------------
Gross profit.........................................................            41,240          38,431         33,642
     Selling, general and administrative expenses....................            19,971          19,433         17,897
                                                                          --------------  -------------- -------------
Income from operations...............................................            21,269          18,998         15,745
     Interest expense, net...........................................                17             282            148
     Other expense (income), net.....................................              (126)              4             77
                                                                          --------------  -------------- -------------
Income before provision for income taxes.............................            21,378          18,712         15,520
      Provision for income taxes.....................................             8,177           7,301          5,975
                                                                          --------------- -------------- -------------
Net income                                                                $      13,201   $      11,411  $       9,545
                                                                          =============   =============  =============
Basic earnings per share.............................................           $  1.46        $   1.29       $   0.99
                                                                                =======        ========       ========
Diluted earnings per share...........................................           $  1.40        $   1.22       $   0.96
                                                                                =======        ========       ========
Basic weighted average shares outstanding............................             9,017           8,876          9,662
                                                                                =======        ========       ========
Diluted weighted average shares outstanding..........................             9,431           9,331          9,904
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

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                        Additional                Common
                              Common     Paid-In     Retained    Stock in   Deferred Stock                      Comprehensive
                              Stock      Capital     Earnings    Treasury    Compensation       Total               Income
                              -----      -------     --------    --------    ------------       -----               ------

BALANCE, December 31, 2000
                              $ 98      $   26,060  $  37,816    $ (3,537)           -         $ 60,437
     Net income...........       -               -      9,545          -             -            9,545             $ 9,545
     Common stock
       purchased..........      (9)              -          -     (14,908)           -          (14,917)
     Stock options
       exercised..........       -              86          -         660            -              746
     Deferred stock
       compensation.......       -           1,682          -           -     $ (1,682)              -
Amortization of deferred
   stock  compensation....
                                 -               -          -           -           74               74
     Comprehensive Income                                                                                           $ 9,545
                                                                                                                    =======
                                  ---     --------  ---------    --------     --------         --------
     BALANCE, December          89
       31, 2001...........                  27,828     47,361     (17,785)      (1,608)          55,885
     Net income...........       -               -     11,411           -            -           11,411             $11,411
     Common stock
       purchased....                             -          -      (1,709)           -           (1,709)
     Stock options                                                  1,524
       exercised..........       -             222          -                        -            1,746
     Amortization of
       deferred stock                                                              337              337
       compensation
Comprehensive income......
                               ---        --------  ---------    --------     --------         --------             $11,411
                                                                                                                    =======
     BALANCE, December
       31, 2002...........      89          28,050     58,772     (17,970)      (1,271)          67,670
     Net income...........       -              -      13,201           -            -           13,201             $13,201
     Common stock                1                                                   -              (65)
       purchased..........                     --           -        (66)
     Stock options                             317                  2,051
       exercised..........       -                          -                        -            2,368
     Amortization of
       deferred stock                                                                                               $13,201
                                                                                                                    =======
       compensation.......       -               -          -           -          336              336
     Cash dividends,                                    (547)
       ($0.06 per share)                                                                           (547)
BALANCE, December 31, 2003
                              $ 90          28,367  $  71,426    $(15,985)    $   (935)        $ 82,963
                              ====         =======  =========    ========     ========         ========

                                   The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                          Years Ended December 31
                                                                                   --------------------------------------
                                                                                       2003         2002         2001
                                                                                       ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.................................................................      $  13,201     $  11,411    $   9,545
                                                                                    ---------     ---------    ---------
   Adjustments to reconcile net income to net cash flows from operating activities-
       Depreciation and amortization..........................................          2,625         2,536        3,239
       Deferred income taxes..................................................          1,723           545          825
       Loss (gain) on disposal of property, plant and equipment...............             35           148            -
       Changes in assets and liabilities, net of effects of acquisitions
         Trade accounts receivable............................................           (319)         (105)         663
         Inventories..........................................................            322          (778)         (56)
         Other current assets.................................................           (720)         (510)        (293)
         Other assets.........................................................           (367)          671          514
         Accounts payable and accrued liabilities.............................            (59)        2,340         (295)
                                                                                    ---------     ---------    ---------
                  Total adjustments                                                     3,240         4,847         4,597
                                                                                    ---------     ---------    ---------
           Net cash flows from operating activities...........................         16,441        16,258       14,142
                                                                                    ---------     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Payments) recoveries for acquisitions, net of cash acquired...............        (13,178)          431       (9,298)
   Purchases of property, plant and equipment.................................         (2,087)       (2,660)      (6,983)
                                                                                    ---------     ---------    ---------
           Net cash flows from investing activities...........................        (15,265)       (2,229)     (16,281)
                                                                                    ---------     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt.................................................         (4,304)      (57,028)     (23,561)
   Borrowings on long-term debt...............................................          2,852        44,348       39,953
   Proceeds from stock options exercised .....................................          1,308           832          746
   Purchases of treasury stock................................................            (66)       (1,709)     (14,917)
   Payment of cash dividend...................................................           (547)           --           --
                                                                                    ---------     ---------    ---------
           Net cash flows from financing activities...........................           (757)      (13,557)       2,221
                                                                                    ---------     ---------    ---------
Net increase in cash and cash equivalents.....................................            384           472           82
Cash and cash equivalents, beginning of period................................            554            82          --
                                                                                    ---------     ---------    ---------
Cash and cash equivalents, end of period......................................      $     938     $     554    $      82
                                                                                    =========     =========    =========

                                   The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION:


Young Innovations, Inc. and its subsidiaries (the "Company") develop, manufacture and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas. Export sales were less than 10% of total net sales for 2003, 2002 and 2001.

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

INVENTORIES

Inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or net realizable value. Inventory values are based upon standard costs which approximate historical costs, determined by the first-in, first-out (FIFO) method.

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

           Buildings and improvements.....................3 to 40 years
           Machinery and equipment........................3 to 10 years
           Equipment rented to others.....................4 to 15 years

OTHER ASSETS

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The investment is being accounted for under the equity method of accounting. Equity income (loss) is recorded using a three-month lag. The Company's losses attributed to IAI are included in other expense, net and totaled $1, $150, and $240 for 2003, 2002 and 2001, respectively. The asset balance at December 31, 2003 for this investment is $376, of which approximately $350 represents goodwill.

The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. These services totaled $198, $458 and $830 in 2003, 2002 and 2001, respectively.

INTANGIBLE ASSETS

Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas and supplier relationships. Trademarks have been determined to have indefinite useful lives and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of SFAS No. 142. Other capitalized intangible costs are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses and measures any impairments of long lived assets in accordance with the provisions of SFAS No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during the years ended 2003, 2002 and 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2003 and 2002.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising costs were approximately $1,950, $2,072 and $1,834 for 2003, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $511, $596 and $516 for 2003, 2002 and 2001, respectively.

INTEREST EXPENSE (INCOME), NET

Interest expense (income) includes interest paid related to borrowings on the Company's credit facility, as well as offsetting interest income earned on various investments. In 2003, 2002 and 2001, interest income totaled $62, $63, and $96, respectively.

OTHER EXPENSE (INCOME), NET

Other expense (income) includes the Company's portion of losses from its investment in IAI, rental income from leased space, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company's primary business.

INCOME TAXES

The Company has accounted for income taxes under SFAS No. 109, which requires an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

STOCK-BASED COMPENSATION

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:



                                          Year Ended                       Year Ended                    Year Ended
                                       December 31, 2003               December 31, 2002             December 31, 2001
                                 ------------------------------    ---------------------------    -------------------------
                                       As             Pro              As            Pro              As           Pro
                                    Reported         Forma          Reported        Forma          Reported       Forma
                                    --------         -----          --------        -----          --------       -----

   Net income..................     $13,201         $11,919          $11,411       $10,265          $ 9,545      $ 8,630
   Earnings per share:
     Basic.....................     $  1.46         $  1.32          $  1.29       $  1.16          $  0.99      $  0.89
     Diluted...................     $  1.40         $  1.26          $  1.22       $  1.10          $  0.96      $  0.87


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001: (i) dividend yield of 0%; (ii) expected volatility of 43.7%; (iii) risk free interest rate of 4.8%; and (iv) expected life of 8.0 years. The weighted average fair value of the options at the grant date was $8.49 for 2001. No options were granted in 2002. The following weighted average assumptions were used for 2003: (i) dividend yield of 0.37%; (ii) expected volatility of 32.3%; (iii) risk free interest rate of 4.5%; and (iv) expected life of 8.0 years. The weighted average fair value of the options at the grant date was $14.22 for 2003.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $5,782, $5,401, and $4,611 for the payment of federal and state income taxes and $83, $376, and $188 for the payment of interest during 2003, 2002 and 2001, respectively.

3.  ACQUISITIONS:

On December 1, 2003 the Company acquired substantially all of the assets and assumed a portion of the liabilities of Obtura Corporation and Earth City Technologies (collectively "Obtura Spartan"). Obtura Spartan designs, develops and manufactures products used in endodontic surgery, including root canal procedures. The acquisition of Obtura Spartan enabled the Company to enter the endodontic market. The Company paid approximately $12,572 in cash, including transaction costs. Of the purchase price, $1,000 was set aside in an escrow account pending the settlement of any indemnification claims pertaining to certain liabilities assumed by the Company. An additional $2,000 may be paid by the Company ("Earn-out Payments") if certain profitability targets are achieved over the next two years. Amounts paid or received by the Company in future periods, if any, in connection with escrow account settlement and Earn-out Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition was financed principally with cash generated from operations and was accounted for as a purchase transaction. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $8,089. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

                                                              December 1, 2003
                  Current assets                                $ 2,470
                  Property, plant and equipment                     394
                  Intangible assets                               3,588
                  Goodwill                                        8,089
                                                               --------
                       Total assets acquired                     14,541

                  Current liabilities assumed                     1,969
                                                               --------

                  Net assets acquired                          $ 12,572
                                                               ========


Of the $3,588 of acquired intangible assets, $1,200 was assigned to license arrangements and $591 was assigned to core technology, both with 20 year useful lives. The remaining $1,801 was assigned to trademarks that are not subject to amortization. All $8,089 of goodwill was assigned to the professional segment. The results of operations for Obtura Spartan are included in the consolidated financial statements since December 1, 2003. George E. Richmond, the Company's Chairman, owned 20% of Earth City Technologies at the time of the acquisition. The transaction was unanimously approved by the independent directors of the Company.

On June 12, 2001 the Company acquired substantially all of the assets and assumed a portion of the liabilities of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively "Biotrol"). The Company paid $9,343 in cash including transaction costs, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $8,867. The acquisition was financed with borrowings on the Company's credit facility and cash generated from operations. The acquisition was accounted for as a purchase transaction. Upon the finalization of the settlement and purchase accounting, the final purchase price allocation was completed and goodwill was determined to be $6,160. In accordance with SFAS 142, $2,060 of separately identifiable intangible assets, including trademarks, product formulations, and supplier relationships, were also recorded. The trademarks have been determined to have indefinite lives. The remaining intangible assets are being amortized over periods between 5 years and 40 years. The results of operations for Biotrol are included in the consolidated financial statements since June 12, 2001.

4.  SEGMENT INFORMATION:

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has two operating segments according to SFAS No. 131: professional and retail. The professional segment sells products to dentists, dental hygienists and dental assistants. The retail segment sells products to consumers through mass merchandisers. There is not a significant portion of the Company's assets, interest costs, depreciation, amortization or research and development costs allocated to the retail segment.

The table below is a summary of certain financial information relating to the two segments:


        2003                                     Professional     Retail       Consolidated
                                                 ------------     ------       ------------

        Net sales.............................      $ 72,562       $ 3,594        $ 76,156
        Income from operations................      $ 21,408       $ (139)        $ 21,269

        2002                                     Professional     Retail       Consolidated
                                                 ------------     ------       ------------

        Net sales.............................      $ 67,147       $ 5,071        $ 72,218
        Income from operations................      $ 18,560        $ 438         $ 18,998

        2001                                     Professional      Retail      Consolidated
                                                 -------------     -------     ------------

        Net sales.............................      $58,824        $ 4,835        $ 63,659
        Income from operations................      $15,484         $ 261         $ 15,745



5.  MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 44% and 42% of accounts receivable at December 31, 2003 and 2002, respectively.

The percentage of net sales to major distributors to total net sales were as follows:

                                                           Years Ended
                                                           December 31,
                                                      ---------------------
                     Distributor                      2003    2002    2001
                     -----------                      ----    ----    ----

          Henry Schein, Inc.........................  16.6%   13.8%   14.6%
          Patterson Dental Company..................  14.7%   15.0%   13.3%

6.  INVENTORIES:

Inventories consist of the following:
                                                           December 31,
                                                       ---------------------
                                                         2003       2002

         Finished products............................   $ 5,178    $ 4,931
         Work in process..............................     1,327      1,321
         Raw materials and supplies...................     2,512      1,609
                                                           -----   --------
                    Total inventories                    $ 9,017    $ 7,861
                                                         =======    =======

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                               December 31,
                                                                          -----------------------
                                                                             2003        2002
                                                                             ----        ----

         Land.........................................................      $  1,086   $   1,086
         Buildings and improvements...................................         7,585       7,474
         Machinery and equipment......................................        17,813      17,250
         Equipment rented to others...................................         6,011       5,852
         Construction in progress.....................................         1,199         129
                                                                               -----   ---------
                                                                            $ 33,694   $  31,791

         Less - Accumulated depreciation..............................       (14,453)    (12,829)
                                                                             --------  ----------
                    Total property, plant and equipment, net..........      $ 19,240    $ 18,962
                                                                            ========    ========

Machinery and equipment under capital lease and related accumulated depreciation was $384 and $319, respectively, at December 31, 2003 and was $345 and $218, respectively, at December 31, 2002. Depreciation expense was $2,288, $2,125 and $1,922 for 2003, 2002 and 2001, respectively.

8.  OTHER ASSETS:

Other assets consist of the following:
                                                            December 31,
                                                          -----------------
                                                           2003     2002
                                                           ----     ----

         Investment in IAI.............................    $  376   $  377
         Notes receivable, long-term ..................       364        -
         Other.........................................       107      103
                                                          -------  -------
                    Total other assets.................    $  847   $  480
                                                           ======   ======

Notes receivable relate to amounts due from customer purchases of capital equipment financed by the Company.

9.  GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill consists of the following:
                                                           December 31,
                                                      -----------------------
                                                         2003        2002
                                                         ----        ----
         Goodwill..................................     $ 55,801    $ 47,212
         Less - Accumulated amortization...........       (4,798)     (4,798)
                                                       ---------    --------
                    Total goodwill.................     $ 51,003    $ 42,414
                                                        ========    ========


On December 1, 2003, the Company acquired Obtura Spartan (see footnote 3). The acquisition resulted in additional goodwill of approximately $8,089. The remaining $500 increase in goodwill was acquired through YI ventures. Intangible assets other than goodwill of $3,588 related to Obtura Spartan were identified in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). In accordance with SFAS 142, the Company no longer amortizes goodwill and intangibles which have indefinite lives. Amortization of goodwill was $1,243 in 2001. Other intangible assets with finite lives continue to be amortized over their useful lives.

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

In accordance with the transition rules of SFAS 142, the Company performed the transitional impairment tests during the first half of 2002, as of January 1, 2002. Reporting units were established based on the Company's current reporting structure. All existing goodwill and intangible assets were assigned to the reporting units. All of the goodwill was allocated to the reporting units within the professional segment. The Company engaged an independent valuation and appraisal firm to assist with determining fair values based upon discounted future estimated cash flows and other valuation techniques. Fair values of the reporting units exceeded their respective book values. Thus no impairment was identified as of January 1, 2002, and, therefore, Step 2 testing was deemed unnecessary. During the fourth quarter of 2003, the Company performed its annual impairment assessment as permitted based on certain criteria of SFAS 142. The Company determined that there was no impairment of reporting units. On an on-going basis, the Company will perform its annual impairment assessment in the fourth quarter of each year.

Other intangibles consist of the following, which are all included in the Professional Segment:


                                                            AS OF DECEMBER 31, 2003
                                         ---------------------------------------------------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION        AMOUNT
                                               ------            ------------        ------
     Amortized intangible assets
          License agreements                 $   1,200           $     6           $      1,194
          Core technology                          591                 4                    587
          Patents                                  497               230                    267
          Product formulas                         430                27                    403
          Supplier relationships                   130                65                     65
                                             ---------           -------           ------------
               Total                         $   2,848           $   332           $      2,516

     Unamortized intangible assets
          Trademarks                         $   3,308                             $      3,308
                                             ---------                             ------------
               Total intangible assets       $   6,156           $   332           $      5,824


                                          ---------------------------------------------------------------

                                                             AS OF DECEMBER 31, 2002
                                          ---------------------------------------------------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION        AMOUNT
                                               ------            ------------        ------
     Amortized intangible assets
          Patents                            $     491           $   204           $        287
          Product formulas                         430                16                    414
          Supplier relationships                   130                39                     91
                                             ---------           -------           ------------
               Total                         $   1,051           $   259           $        792

     Unamortized intangible assets
          Trademarks                         $   1,510                             $      1,510
                                             ---------                             ------------
               Total intangible assets       $   2,561           $   259           $      2,302


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 20 years for license agreements and core technology, 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 22 years. Aggregate amortization expense for the years ended December 31, 2003, 2002 and 2001 was $73, $81 and $26, respectively. Estimated amortization expense for each of the next five years is as follows:

         For the year ended 12/31/04                  $ 152
         For the year ended 12/31/05                    152
         For the year ended 12/31/06                    139
         For the year ended 12/31/07                    126
         For the year ended 12/31/08                    126

SFAS No. 142 (effective January 1, 2002) does not require retroactive restatement for all periods presented. However, presented below is a reconciliation of the 2001 statement of income data previously reported to reflect the impact related to the adoption of SFAS No. 142's provisions related to goodwill amortization:

                                              TWELVE MONTHS ENDED
                                              -------------------
                                               DECEMBER 31, 2001
                                               -----------------

Reported net income                                 $ 9,545
Add:  amortization adjustment, net of
related tax                                             904
                                                    -------
Adjusted net income                                 $10,449
                                                    =======

Reported basic earnings per share                     $0.99
Add:  amortization adjustment                          $.09
                                                    -------
Adjusted basic earnings per share                    $ 1.08
                                                     ======

Reported diluted earnings per share
                                                     $ 0.96
Add:  amortization adjustment                          $.09
                                                     ------
Adjusted diluted earnings per share
                                                     $ 1.05
                                                     ======


10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES CONSIST OF THE FOLLOWING:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       2003       2002
                                                                                       ----       ----

         Accounts payable.......................................................       $ 2,690    $ 3,471
         Accrued salaries and bonuses...........................................         1,717      1,465
         Accruals related to Obtura Spartan acquistion..........................         1,100         --
         Accrued rebate payments................................................           534        390
         Accrued expenses and other ............................................         3,001      2,784
                                                                                      --------   --------
                    Total accounts payable and accrued liabilities..............       $ 9,042    $ 8,110
                                                                                       =======    =======


11.  CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%, depending on the Company's level of indebtedness. Commitment fees for this arrangement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

Long-term debt was as follows:


                                                                                  DECEMBER 31,       DECEMBER 31,
                                                                                     2003               2002
                                                                                     ----               ----
    Revolving credit facility due 2004 with a weighted-average interest
    rate of 3.28% at December 31, 2003 and 2.73% at December 31, 2002               $2,784           $ 4,161
    Capital Lease Obligations                                                           68               143
                                                                                    ------           -------
                                                                                     2,852             4,304

    Less - current portion                                                           2,852                75
                                                                                    ------           -------
                                                                                    $   --           $ 4,229
                                                                                    =======          =======


In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of December 31, 2003 and 2002, respectively, approximately $561 and $649 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

12.  COMMON STOCK:

During 2003, the Company repurchased 3 shares of its Common Stock from various stockholders for $66. The purchases were financed through cash generated from operations. The Company also reissued 210 shares of its Common Stock in conjunction with stock option exercises for $1,308. In addition, the Company issued 24 shares of Common Stock for restricted stock which vested during 2003 (see footnote 13).

During 2002, the Company repurchased 81 shares of its Common Stock from various stockholders for $1,709. The purchases were financed through borrowings on the Company's credit facility. The Company also reissued 187 shares of its Common Stock held in treasury in conjunction with stock option exercises for $832. In addition, the Company issued 24 shares of Common Stock for restricted stock which vested during 2002 (see footnote 13).

During 2001, the Company repurchased 1,052 shares of its Common Stock for $14,917. 1,050 of these shares were purchased from George Richmond, the Company's Chairman (see footnote 17). The Company also reissued 119 shares of its Common Stock held in treasury in conjunction with stock option exercises for $746.

13.  STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common

Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 2003, 1,529 options had been granted.

A summary of the options outstanding and exercisable is as follows:


                                                                                                 Weighted
                                                                                Range of         Average
                                                                                Exercise         Exercise
                                                                  Shares         Prices            Price
                                                                  ------         ------            -----

          Outstanding, January 1, 2001.....................         769      $8.00 - $11.67       $9.07
          Granted..........................................         488          $14.02           $14.02
          Exercised........................................         119      $8.00 - $11.33       $8.58
          Forfeited........................................          48      $8.00 - $11.33       $9.56
                                                                  -----
          Outstanding, December 31, 2001...................       1,090      $8.00 - $14.02       $11.31
                                                                  =====
          Exercisable at December 31, 2001.................         483      $8.00 - $11.67       $9.08
                                                                  =====

          Outstanding, January 1, 2002.....................       1,090      $8.00 - $14.02       $11.31
          Granted..........................................        -               -                -
          Exercised........................................         187      $8.00 - $11.33       $9.19
          Forfeited........................................           7      $8.00 - $9.29        $9.26
                                                                  -----
          Outstanding, December 31, 2002...................         896      $8.00 - $14.02       $11.77
                                                                    ===
          Exercisable at December 31, 2002.................         588      $8.00 - $14.02       $10.59
                                                                    ===

          Outstanding, January 1, 2003.....................         896      $8.00 - $14.02       $11.77
          Granted..........................................         107          $32.74           $32.74
          Exercised........................................         209      $8.00 - $14.02       $9.92
          Forfeited........................................          --            --               --
                                                                 ------
          Outstanding, December 31, 2003...................         794      $8.00 - $32.74       $15.08
                                                                    ===
          Exercisable at December 31, 2003.................         509      $8.00 - $32.74       $13.51
                                                                    ===


The weighted average remaining contractual life of the options outstanding at December 31, 2003 is 7.5 years. As of January 1, 2004, 592 shares were exercisable with a range of exercise prices from $8.00 - $32.74 with a weighted average price of $13.58.

The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over four years. The exercise price has historically been equal to the fair value of the Common Stock at the date of grant. All options expire 10 years from the grant date.

RESTRICTED STOCK

Under the above Plan, restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For restricted stock grants, compensation expense is based upon the grant date market price and is recorded over the vesting period. In October 2001, the Company granted 120 shares of restricted stock to certain executive officers of the Company. No monetary consideration was paid by the officers who received the restricted stock. These shares vest 20% each year for five years beginning in October 2002. For the years ended December 31, 2003, 2002, and 2001, the Company recorded $336, $337, and $74, respectively, of compensation expense related to the restricted stock grants.

14.  INCOME TAXES:

The components of the provision for income taxes are as follows:


                                                                               Years Ended December 31
                                                                           -------------------------------
                                                                             2003       2002       2001
                                                                             ----       ----       ----

          Current.....................................................       $ 7,047    $ 6,756    $ 5,149
          Deferred....................................................         1,130        545        826
                                                                             -------    -------    -------
                     Total provision for income taxes.................       $ 8,177    $ 7,301    $ 5,975
                                                                             =======    =======    =======



The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:


                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2003       2002       2001
                                                                             ----       ----       ----

          Income before provision for income taxes....................       $21,378   $ 18,712   $ 15,520
          U.S. federal income tax rate................................            35%        35%        35%
                                                                             -------   --------   --------
                     Computed income taxes............................         7,482      6,549      5,432
          Goodwill amortization.......................................             -          -        143
          Other.......................................................            82        211        (59)
                                                                             -------   --------   --------
                     Provision for federal income taxes...............         7,564      6,760      5,516
          State income taxes, net of federal tax benefit..............           613        541        459
                                                                             -------   --------   --------
                     Provision for income taxes.......................       $ 8,177    $ 7,301    $ 5,975
                                                                             =======    =======    =======
          Effective tax rate..........................................          38.3%      39.0%      38.5%
                                                                             =======    =======    =======


Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       2003       2002
                                                                                       ----       ----
         Deferred income tax assets:
           Trade accounts receivable............................................       $   166    $   145
           Inventories..........................................................           264        190
           Accrued liabilities..................................................           440        736
           Other................................................................            57         29
                                                                                       --------    -------
                    Total deferred income tax assets............................           927      1,100
                                                                                       --------    -------
         Deferred income tax liabilities:
           Property, plant and equipment........................................        (2,710)    (2,530)
           Intangibles..........................................................        (3,180)    (2,403)
           Other................................................................             -          -
                                                                                       --------    -------
                    Total deferred income tax liabilities.......................        (5,890)    (4,933)
                                                                                       --------    -------
         Net deferred income tax liability......................................       $(4,963)   $(3,833)
                                                                                       ========   ========


Current deferred income tax assets of $870 and $1,071 are included in other current assets as of December 31, 2003 and 2002, respectively.

15.  SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,560, $1,111, and $1,014 for 2003, 2002 and 2001, respectively, and gross profit from these sales was $775, $522, and $555 for 2003, 2002 and 2001, respectively.

16.  EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $317, $307, and $258 for 2003, 2002 and 2001, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

17.  RELATED-PARTY TRANSACTIONS:

During 2003 and 2002, the Company paid consulting fees of $100 and $75 respectively to a corporation which is wholly owned by a principal stockholder of the Company.

In November 2001, the Company purchased 1,050 shares of its common stock from George E. Richmond, its Chairman and then Chief Executive Officer, for approximately $14,900.

The Company sells products to, and pays for services from, Earth City Technologies, in which George E. Richmond, the Company's Chairman, has an equity interest. Net sales to such corporation totaled $3, $83, and $70 in 2003, 2002 and 2001, respectively. Amounts paid for services totaled $0, $1, and $2 in 2003, 2002 and 2001, respectively. On December 1, 2003, the Company acquired substantially all the assets and assumed a portion of the liabilities of Earth City Technologies (see footnote 3).

In August 2000, the Company loaned an officer of the Company $500 in exchange for a three-year unsecured promissory note at an interest rate of 6.27% payable annually. The note was paid in full during 2003. The note was included in other current assets on the balance sheet at December 31, 2002. Interest income of $10, $31 and $31 related to this note was recorded in 2003, 2002 and 2001, respectively.

18.  EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:


                                                                          Years Ended December 31
                                                              --------------------------------------------
                                                                  2003           2002             2001
                                                                  ----           ----             ----

   Net income.......................................           $13,201         $11,411            $9,545
   Weighted average shares outstanding for basic earnings
   per share........................................             9,017           8,876             9,662
   Dilutive effect of stock options and restricted stock
                                                                   414             455               242
   Weighted average shares outstanding for diluted
   earnings per share...............................             9,431           9,331             9,904
   Basic earnings per share.........................             $1.46         $  1.29           $   .99
   Diluted earnings per share.......................             $1.40         $  1.22           $   .96
----------------------------------------------------------------------------------------------------------

19. QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                             1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
                                                             --------   --------    --------    --------      ----

2003
----
Net sales                                                     $17,743    $18,611     $19,044     $20,758    $76,156
Gross profit                                                    9,332     10,315      10,494     $11,099    $41,240
Net income                                                      2,893      3,260       3,308      $3,740    $13,201
Earnings per share - basic                                       $.32       $.36        $.37        $.41      $1.46
Earnings per share - diluted                                     $.31       $.35        $.35        $.39      $1.40

2002
----
Net sales                                                     $16,513    $17,935     $18,086     $19,684    $72,218
Gross profit                                                    8,976      9,639       9,476      10,340     38,431
Net income                                                      2,430      2,858       2,844       3,279     11,411
Earnings per share - basic                                       $.28       $.32        $.32        $.37      $1.29
Earnings per share - diluted                                     $.27       $.30        $.30        $.35      $1.22


20.  COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $876, $812, and $636 for 2003, 2002 and 2001, respectively. Rental commitments amount to: $707 for 2004, $439 for 2005, $445 for 2006, $451 for 2007, and $401 for 2008.

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

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $178 and $184 at December 31, 2003 and 2002, respectively. There were no significant warranty costs during the year ended December 31, 2003.

21.  NEW ACCOUNTING STANDARDS:

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included these disclosures in the notes to these consolidated financial statements. SFAS No. 148 provides for voluntary adoption of the fair value method for entities with fiscal years ending after December 15, 2002. The Company has not made this election.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 31, 2002. Adoption of FIN 45 did not have a material impact on the consolidated financial statements of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 10, 2002, the Board of Directors, on the recommendation of the Audit Committee, dismissed Arthur Andersen LLP and appointed KPMG LLP as the Company's independent auditors. KPMG LLP completed their standard evaluation process on June 24, 2002 and accepted engagement with the Company. Arthur Andersen LLP served as the independent auditors for the Company and its predecessor from 1994 to 2002.

The report of Arthur Andersen LLP on the Company's financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for the year ended December 31, 2001 and through June 10, 2002, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused the firm to make reference to the matter in their reports.

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Information concerning this item will be included under the captions "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

(b)     Reference is made to "Executive Officers of the Registrant" in Part I.

(c) The Company has determined that Richard P. Conerly, Chairman of the Audit Committee of the Board of Directors, and Brian F. Bremer and Craig LaBarge, each members of the Audit Committee of the Board of Directors, each qualify as an "audit committee financial expert" as defined in Item (401(h) of the Regulation S-K, and that Messrs. Conerly, Bremer and LaBarge are "independent" as the term is used in Item 7(d)(3)(iv) of
        Schedule 14A under the Securities Exchange Act of 1934, as amended.

(d)     Code of Business Conduct

           The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives including the principle executive officer, principle financial officer and principal accounting officer of the Company. The Company's Code of Ethics Policy is available on the Company's web site at www.ydnt.com under "Corporate Governance." The Company intends to post on its web site any amendments to, or waivers from its Code of Ethics applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Code of Ethics upon written request directed to the Company's Secretary at the Company's address.

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning this item will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Information Concerning the Board of Directors" and "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning this item will be included under the captions "Securities Beneficially Owned by Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be included under the caption "Independent Auditors" in the Company's definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) Financial Statements -- Reference is made to Item 8 hereof:
           Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Income - Years ended December 31, 2003,
             2002, and 2001
           Consolidated Statements of Stockholders' Equity - Years ended
             December 31, 2003, 2002, and 2001
           Consolidated Statements of Cash Flows - Years ended December 31,
             2003, 2002, and 2001 Notes to
           Consolidated Financial Statements - December 31, 2003

    (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 2003, 2002, and 2001:

                 Schedule II Valuation and Qualifying Accounts.

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

    (a)(3) Exhibits -- See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER            DESCRIPTION

2.1(k) Agreement for Purchase and Sale of Assets by and among Young OS LLC, Obtura Corporation and the Stockholders (as defined therein)

2.2(k) Agreement for Purchase and Sale of Assets by and among Young OS LLC, Earth City Technologies, Inc. the Stockholders (as defined therein) and the Beneficiary (as defined therein)

3.1(a)     Articles of Incorporation of Registrant and Statement of Correction

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

4.3(d)     Amendment No. 2 to the Credit Agreement dated September 28, 2001

4.4(h)     Amendment No. 3 to the Credit Agreement dated September 19, 2002

10.1(e)    Amended and Restated 1997 Stock Option Plan of the Registrant

10.2(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Alfred E. Brennan, Jr.

10.3(g) Employment Agreement dated June 12, 2002, by and between the Registrant and Arthur L. Herbst, Jr.

10.5(g) Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond

10.8(e) Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond

10.9(e) Form of the Registrant's Restricted Stock Award Agreement with schedule of grantees

10.10(g) Consulting Agreement dated April 1, 2002, by and between the Registrant and GER Consulting, Inc.

10.11(g) Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors

10.12(i)   Amendment to George E. Richmond Employment Agreement dated May 14,
           2002

10.13(i)   Amendment to GER Consulting, Inc. Consulting Agreement dated May 14,
           2002

10.14(j) Amendment to George E. Richmond Employment Agreement dated April 1, 2002, as amended

10.15(j) Amendment to GER Consulting Inc., Consulting Agreement dated April 1, 2002, as amended

10.16(j) Amendment to Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.

16(f)      Letter Regarding Change of Certifying Accountants

21(l)      Subsidiaries of the Registrant

23.1(l)    Consent of KPMG LLP

23.2(l)    Information Regarding Consent of Arthur Andersen LLP

24         Power of Attorney (included on Signature page)

31.1(l) Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2(l) Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32(l) Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

(f) Filed as an Exhibit to Registrant's Report on Form 8-K filed on June 17, 2002 and incorporated herein by reference.
(g) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h) Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i) Filed as an Exhibit to Registrant's Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.
(j) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.
(k) Filed as an Exhibit to Registrant's Report on Form 8-K filed on December 5, 2003 and incorporated herein by reference.
(l)        Filed herewith.

(b) Reports on Form 8-K

           A Form 8-K was filed on December 4, 2003, announcing the acquisition of substantially all of the assets of Obtura Corporation and Earth City Technologies, Inc. and attaching the acquisition agreements and the press release announcing the transaction.

           A Form 8-K was filed on October 21, 2003, attaching a press release announcing third quarter 2003 earnings and declaring a quarterly dividend.

(c)        Exhibits

           The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(d)        Financial Statement Schedules

           The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004

                                               YOUNG INNOVATIONS, INC.

                                               By: /s/  Alfred  E.  Brennan, Jr.
                                                  ------------------------------
                                                  Alfred E. Brennan Jr.


Each person whose signature appears below constitutes and appoints George E. Richmond and Alfred E. Brennan, Jr. his true and lawful attorneys-in-fact and agents, each acting alone, with full powers of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                               TITLE                     DATE
    ---------                               -----                     ----

   /s/ GEORGE E. RICHMOND     Director                            March 11, 2004
-------------------------
       George E. Richmond

 /s/ ALFRED E. BRENNAN JR.    President, Chief Executive          March 11, 2004
-------------------------     Officer, Director (Principal
     Alfred E. Brennan, Jr.   Executive Officer)

 /s/ ARTHUR L. HERBST, JR.    Executive Vice  President, Chief    March 11, 2004
-------------------------     Operating Officer, Chief
     Arthur L. Herbst, Jr.    Financial Officer,  Secretary,
                              Director (Principal Financial
                              Officer and Principal Accounting
                              Officer)

/s/ RICHARD G. RICHMOND       Director                            March 11, 2004
-------------------------
    Richard G. Richmond

 /s/ RICHARD P. CONERLY       Director                            March 11, 2004
-------------------------
     Richard P. Conerly

 /s/ CONNIE H. DRISKO         Director                            March 11, 2004
-------------------------
     Connie H. Drisko

  /s/ JAMES R. O'BRIEN        Director                            March 11, 2004
-------------------------
      James R. O'Brien

  /s/ CRAIG E. LABARGE        Director                            March 11, 2004
-------------------------
      Craig E. LaBarge

  /s/ BRIAN F. BREMER         Director                            March 11, 2004
-------------------------
      Brian F. Bremer

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

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2000, 2001, 2002, and 2003
                                 (IN THOUSANDS)



                                    ADDITIONS
                   ------------------------------------------

                          BALANCE   CHARGED TO                           BALANCE
                          BEGINNING COSTS AND                            AT END
                          OF YEAR   EXPENSES   ACQUISITIONS  DEDUCTIONS  OF YEAR
                          -------   --------   ------------  ----------  -------

Allowance for doubtful
 Receivables

2001.....................     220       51         255          82         444
2002.....................     444      204          11         274         385
2003.....................     385      284         180         208         641