Form 10-Q
period 2004-03-31
YOUNG INNOVATIONS INC
filed 2004-05-10
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004


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

Number of shares outstanding of the Registrant's Common Stock at April 30, 2004:
                  9,039,377 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         MARCH 31,   DECEMBER 31,
                                                                            2004          2003
                                                                         ---------     ---------
                                                                        (unaudited)
                                ASSETS
Current assets:
  Cash and cash equivalents ..........................................   $     142    $     938
  Trade accounts  receivable,  net of allowance for doubtful  accounts
    of $600  and $641 in 2004 and 2003, respectively .................      10,492       11,212
  Inventories ........................................................       9,973        9,017
  Other current assets ...............................................       3,948        3,403
                                                                         ---------    ---------
     Total current assets ............................................      24,555       24,570
Property, plant and equipment, net ...................................      21,595       19,240
Goodwill .............................................................      52,775       51,003
Other intangible assets, net .........................................       5,958        5,824
Other assets .........................................................       1,004          847
                                                                         ---------    ---------
     Total assets ....................................................   $ 105,887    $ 101,484
                                                                         =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities:
  Current maturities of long-term debt ...............................   $   3,925    $   2,852
  Accounts payable and accrued liabilities ...........................       8,953        9,042
                                                                         ---------    ---------
     Total current liabilities .......................................      12,878       11,894
Deferred income taxes ................................................       6,627        6,627
Long-term debt, less current maturities ..............................        --           --
Stockholders' equity:
  Common  stock,  voting,  $.01 par value  per  share, 25,000 shares authorized, 9,039 and 9,004 shares issued and outstanding in
    2004 and 2003, respectively......................................           90           90
  Additional paid-in capital .........................................      28,297       28,367
  Deferred stock compensation ........................................        (850)        (935)
  Retained earnings ..................................................      74,354       71,426
  Common  stock in treasury,  at cost,  1,122 and 1,157 shares
    in 2004 and 2003, respectively ...................................     (15,509)     (15,985)
                                                                         ---------    ---------
     Total stockholders' equity ......................................      86,382       82,963
                                                                         ---------    ---------
     Total liabilities and stockholders' equity ......................   $ 105,887    $ 101,484
                                                                         =========    =========


The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                        2004     2003
                                                      -------   -------

Net sales                                             $20,292   $17,743
       Cost of goods sold                               9,189     8,411
                                                      -------   -------
Gross profit                                           11,103     9,332
       Selling, general and administrative expenses     5,768     4,661
                                                      -------   -------
Income from operations                                  5,335     4,671
                                                      -------   -------
       Other income, net                                    5        14
                                                      -------   -------
Income before provision for income taxes                5,340     4,685
       Provision for income taxes                       2,043     1,792
                                                      -------   -------
Net income                                            $ 3,297   $ 2,893
                                                      =======   =======

Basic earnings per share                              $  0.37   $  0.32
                                                      =======   =======

Diluted earnings per share                            $  0.35   $  0.31
                                                      =======   =======

Basic weighted average shares outstanding               9,032     8,930
                                                      =======   =======

Diluted weighted average shares outstanding             9,458     9,325
                                                      =======   =======


The accompanying notes are an integral part of these statements.

                                   YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)
                                                                  THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                  2004       2003
                                                                 -------    -------
Cash flows from operating activities:
  Net income                                                     $ 3,297    $ 2,893
                                                                 -------    -------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                    719        667
    Loss on disposal of property, plant and equipment                106       --
    Changes in assets and liabilities --
        Trade accounts receivable                                    674      2,081
        Inventories                                                 (653)       654
        Other current assets                                        (531)       (10)
        Other assets                                                (362)      --
        Accounts payable and accrued liabilities                    (613)    (1,361)
                                                                 -------    -------
             Total adjustments                                      (660)     2,031
                                                                 -------    -------
             Net cash flows from operating activities              2,637      4,924
                                                                 -------    -------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                 (1,500)      --

  Purchases of property, plant and equipment                      (3,044)      (392)
                                                                 -------    -------
             Net cash flows from investing activities             (4,544)      (392)
                                                                 -------    -------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                      4,007        339
   Payments on long-term debt                                     (2,934)    (4,518)

   Proceeds from stock options exercised                             407        563

   Payment of cash dividend                                         (369)      --
                                                                 -------    -------
           Net cash flows from financing activities                1,111     (3,616)
                                                                 -------    -------

Net increase (decrease) in cash and cash equivalents                (796)       916
Cash and cash equivalents, beginning of period                       938        554
                                                                 -------    -------
Cash and cash equivalents, end of period                         $   142    $ 1,470
                                                                 =======    =======

The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.  ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (the "Company") develop, manufacture and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas. Export sales were less than 10% of total net sales for 2003 and 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at March 31, 2004 and December 31, 2003.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $589 and $34 for the payment of federal and state income taxes and $20 and $15 for the payment of interest for the three months ended March 31, 2004 and 2003, respectively.

3.  STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of March 31, 2004, 1,529 options had been granted.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employee," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for grants made under the Plan, all of which are made at the exercise prices that are not less than the fair value of the underlying stock on the date of grant. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:

                                               Three Months Ended
                                                     March 31,
                                         ------------------------------
                                                2004          2003
                                                   (Unaudited)
Net income, as reported ..................   $  3,297      $  2,893
Less:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects ......................       (179)         (215)
Pro forma net income .....................   $  3,118      $  2,678
Earnings per share:
  Basic - as reported ....................   $   0.37      $   0.32
  Basic - pro forma ......................   $   0.35      $   0.30

  Diluted - as reported ..................   $   0.35      $   0.31
  Diluted - pro forma ....................   $   0.33      $   0.29

  Amounts included in determination of net
  income:
  Restricted stock compensation ..........   $     52      $     52

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

The table below is a summary of certain financial information relating to the two segments:

                                             THREE MONTHS ENDED
                                               MARCH 31, 2004
                               -----------------------------------------------
                                  PROFESSIONAL       RETAIL         TOTAL
                                  ------------       ------         -----

Net sales....................       $ 19,494      $    798         $ 20,292
Income from operations.......       $  5,309      $     26         $  5,335

                                             THREE MONTHS ENDED
                                               MARCH 31, 2003
                               -----------------------------------------------
                                 PROFESSIONAL       RETAIL         TOTAL
                                 ------------       ------         -----

Net sales....................       $ 16,771      $    972         $ 17,743
Income from operations.......       $  4,738      $    (67)        $  4,671

5.  NOTES RECEIVABLE:

During the normal course of business, the Company occasionally issues notes for equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:
                                                    MARCH 31,     DECEMBER 31,
                                                      2004           2003
                                                      ----           ----

         Notes receivable, short-term...........    $    976       $     746
         Notes receivable, long-term............         537             364
                                                    --------       ---------

         Total Notes Receivable                     $  1,513       $   1,110
                                                    ========       =========

6.  INVENTORIES:

    Inventories consist of the following:
                                                    MARCH 31,      DECEMBER 31,
                                                      2004            2003
                                                    ----------      ---------

              Finished products................     $  6,097         $ 5,178
              Work in process..................        1,307           1,327
              Raw materials and supplies.......        2,569           2,512
                                                    --------        ---------
                   Total inventories...........     $  9,973         $ 9,017
                                                    ========         =======

7.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2004             2003
                                                                                      ----             ----

         Land.................................................................      $   1,686         $  1,086
         Buildings and improvements...........................................         10,026            7,585
         Machinery and equipment..............................................         17,862           17,813
         Equipment rented to others...........................................          6,049            6,011
         Construction in progress.............................................            858            1,199
                                                                                    ---------        ---------
                                                                                       36,481           33,694

         Less:  Accumulated depreciation......................................        (14,886)         (14,454)
                                                                                      --------         --------
                    Total property, plant and equipment, net..................      $  21,595       $   19,240
                                                                                    =========       ==========

8.  GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2004           2003
                                                                                        ----           ----

         Goodwill.............................................................        $  57,573      $   55,801

         Less:  Accumulated amortization......................................           (4,798)         (4,798)
                                                                                      -----------   ------------
                    Total goodwill, net.......................................        $  52,775      $   51,003
                                                                                      =========     ===========

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired a company for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The acquisition resulted in approximately $1,500 of goodwill. The remaining increase in goodwill was the result of adjustments to the fair value estimates of the assets and liabilities of Obtura Spartan, which was acquired on December 1, 2003. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Other intangible assets consist of the following, which are all included in the Professional Segment:

                                                    AS OF MARCH 31, 2004
                                                    --------------------
                                     GROSS CARRYING      ACCUMULATED         NET CARRYING
                                     --------------      -----------         ------------
                                          AMOUNT         AMORTIZATION           AMOUNT
                                          ------         ------------           ------
Amortized intangible assets
     License agreements                   $1,200             $   21             $1,179
     Core Technology                         591                  9                582
     Patents                                 497                238                259
     Product formulas                        430                 30                400
     Supplier relationships                  130                 71                 59
     Covenant not to compete                 175                  4                171
                                          ------             ------             ------
          Total                           $3,023             $  373             $2,650

Unamortized intangible assets
     Trademarks                           $3,308                                 3,308
                                          -----                                 ------
          Total intangible assets         $6,331             $  373             $5,958


                                                  AS OF DECEMBER 31, 2003
                                                  -----------------------
                                     GROSS CARRYING      ACCUMULATED         NET CARRYING
                                     --------------      -----------         ------------
                                          AMOUNT         AMORTIZATION           AMOUNT
                                          ------         ------------           ------
Amortized intangible assets
     License agreements                   $1,200             $    6             $1,194
     Core Technology                         591                  4                587
     Patents                                 497                230                267
     Product formulas                        430                 27                403
     Supplier relationships                  130                 65                 65
                                          ------             ------             ------
          Total                           $2,848             $  332             $2,516

Unamortized intangible assets
     Trademarks                           $3,308                                $3,308
                                          ------                                ------
          Total intangible assets         $6,156             $  332             $5,824


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 20 years for license agreements and core technology, 18 to 20 years for patents, 40 years for product formulations, 5 years for supplier relationships and 7 years for covenants not to compete. The weighted average life for amortizable intangible assets is 22 years. Aggregate amortization expense for the three months ended March 31, 2004 and 2003 was $41 and $15, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/04       $   152
     For the year ending 12/31/05           152
     For the year ending 12/31/06           139
     For the year ending 12/31/07           126
     For the year ending 12/31/08           126

9.  CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $40,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company's level of indebtedness. Commitment fees for this arrangement range from .15% to .25% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2004 and December 31, 2003, the Company was in compliance with all of these covenants. The current arrangement expires in September 2004.

Long-term debt was as follows:

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2004            2003
                                                                                      ----            ----
    Revolving credit facility due 2004 with a weighted-average interest
    rate of 3.28% at March 31, 2004                                                 $   3,877       $    2,784
    Capital lease obligations                                                              48               68
                                                                                    ---------       ----------
    Current maturities of debt                                                      $   3,925       $    2,852
                                                                                    =========       ==========

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of March 31, 2004, and December 31, 2003 approximately $519 and $561, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10. EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                   THREE MONTHS ENDED
                                                   ------------------
                                           MARCH 31, 2004      MARCH 31, 2003
                                           --------------      --------------
                                                      (unaudited)

Net income ............................        $3,297              $2,893
Weighted average shares outstanding for
basic earnings per share ..............         9,032               8,930
Dilutive effect of stock options and
restricted stock ......................           426                 395
Weighted average shares outstanding for
diluted earnings per share ............         9,458               9,325
Basic earnings per share ..............        $  .37              $  .32
Diluted earnings per share ............        $  .35              $  .31

11. COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $181 and $178 at March 31, 2004 and December 31, 2003, respectively. There were no significant warranty costs during the three-month period ended March 31, 2004.

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

Assets and Liabilities Acquired in Business Combinations - The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, "Business Combinations," which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, "Business Combinations." The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company's measurement of certain pre-acquisition contingencies may impact the Company's cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. Third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET SALES
---------
Net sales increased $2,549 or 14.4% to $20,292 in the first quarter of 2004 from $17,743 in the first quarter of 2003. Sales of professional products increased 16.2% to $19,494, primarily due to the acquisition of Obtura Spartan, completed in December 2003. Obtura Spartan contributed approximately $2,200 in sales in the first quarter of 2004. Retail sales declined $174, or 17.9% to $798, in the first quarter of 2004 from $972 in the first quarter of 2003.

GROSS PROFIT
------------
Gross profit increased $1,771 or 19.0%, to $11,103 in the first quarter of 2004 from $9,332 in the first quarter of 2003. The increase in gross profit was primarily a result of the acquisition of Obtura Spartan. Gross margin increased to 54.7% of net sales in the first quarter of 2004 from 52.6% in the first quarter of 2003. The increase in gross margin was primarily due to overall product mix as well as improved operating efficiencies.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $1,107 or 23.8% to $5,768 in the first quarter of 2004 from $4,661 in the first quarter of 2003. The increase was primarily due to the acquisition of Obtura Spartan. SG&A expenses, as a percent of net sales, increased to 28.4% in 2004 from 26.3% in 2003. This change was largely the result of the acquisition of Obtura Spartan as well as an increase in operating expenses consistent with the growth of the Company.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $664 or 14.2%, to $5,335 in the first quarter of 2004 from $4,671 in the first quarter of 2003. The increase was a result of the items explained above.

OTHER INCOME (EXPENSE), NET
---------------------------
Other income (expense), net decreased $9 to $5 in the first quarter of 2004 from $14 in the first quarter of 2003. This decrease was primarily attributable to the interest expense associated with a higher level of borrowings on the Company's credit facility in the first quarter of 2004.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $251 for the first quarter of 2004 to $2,043 from $1,792 in the first quarter of 2003 primarily as a result of increased pre-tax income. The effective tax rate of 38.25% in 2004 is consistent with the prior year rate.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $2,637 and $4,924 for the first three months of 2004 and 2003, respectively. Capital expenditures for property, plant and equipment were $3,044 and $392 for the first three months of 2004 and 2003, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

The Company maintains a credit agreement with a borrowing capacity of $40,000 which currently expires in September 2004. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company's level of indebtedness. Commitment fees for this agreement range from .15% to .25% of the unused balance. The agreement is unsecured, containing various financial and other covenants. As of March 31, 2004 and December 31, 2003, the Company was in compliance with all of these covenants. As of March 31, 2004, there were $3,877 in outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $9 of additional interest expense in both three month periods ended March 31, 2004 and 2003. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $9 in the three month periods ended March 31, 2004 and 2003.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previous mentioned evaluation.

                                     PART II
                                OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

(a)               Exhibits.

                  31.1 Certification of Chief Executive Officer pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

                  31.2 Certification of Chief Executive Officer pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)               Reports on Form 8-K.

                  The Company filed a Form 8-K on February 4, 2004 announcing results for the fourth quarter 2003 and year ended December 31, 2003 and declaring a quarterly dividend.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       YOUNG INNOVATIONS, INC.

May 7, 2004                            /s/ Arthur L. Herbst, Jr.
----------------------                 -----------------------------------------
Date                                   Arthur L. Herbst, Jr.
                                       Executive Vice President, Chief Operating
                                       Officer, & Chief Financial Officer