Form 10-Q
period 2004-06-30
YOUNG INNOVATIONS INC
filed 2004-08-09
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004


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

Number of shares outstanding of the Registrant's Common Stock at July 30, 2004:
                  9,039,377 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           JUNE 30,    DECEMBER 31,
                                                                                            2004          2003
                                                                                          ----------    ----------
                                                                                         (unaudited)

                                         ASSETS
          Current assets:
            Cash and cash equivalents ...............................................     $     513      $     938
            Trade accounts  receivable,  net of allowance for doubtful
               accounts of $578 and $641 in 2004 and 2003, respectively .............         7,591         11,212
            Inventories .............................................................        11,383          9,017
            Other current assets ....................................................         4,074          3,403
                                                                                          ---------      ---------
                Total current assets ................................................        23,561         24,570
          Property, plant and equipment, net ........................................        21,584         19,240
          Goodwill ..................................................................        52,821         51,003
          Other intangible assets, net ..............................................         5,974          5,824
          Other assets ..............................................................         1,265            847
                                                                                          ---------      ---------
               Total assets .........................................................     $ 105,205      $ 101,484
                                                                                          =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Current maturities of long-term debt ....................................     $    --        $   2,852
            Accounts payable and accrued liabilities ................................         8,314          9,042
                                                                                          ---------      ---------
                Total current liabilities ...........................................         8,314         11,894
          Deferred income taxes .....................................................         6,627          6,627
          Long-term debt, less current maturities ...................................         2,129           --
          Stockholders' equity:
            Common stock, voting, $.01 par value per share, 25,000 shares authorized,
               9,039 and 9,004 shares issued and outstanding in 2004 and
               2003, respectively ...................................................            90             90
            Additional paid-in capital ..............................................        28,291         28,367
            Deferred stock compensation .............................................          (766)          (935)
           Retained earnings ........................................................        76,018         71,426
            Common stock in treasury, at cost, 1,121 and 1,157 shares in 2004 and
               2003, respectively ...................................................       (15,498)       (15,985)
                                                                                          ---------      ---------
               Total stockholders' equity ...........................................        88,135         82,963
                                                                                          ---------      ---------
               Total liabilities and stockholders' equity ...........................     $ 105,205      $ 101,484
                                                                                          =========      =========

The accompanying notes are an integral part of these statements




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                  JUNE 30,            JUNE 30,
                                                               2004      2003      2004       2003
                                                               ----      ----      ----       ----

     Net sales                                               $17,493    18,611   $37,785   $36,354

          Cost of goods sold                                   8,634     8,296    17,823    16,707
                                                             -------    ------   -------   -------

     Gross profit                                              8,859    10,315    19,962    19,647

          Selling, general and administrative expenses         5,577     5,061    11,345     9,721
                                                             -------    ------   -------   -------

     Income from operations                                    3,282     5,254     8,617     9,926
                                                             -------    ------   -------   -------

          Other income (expense), net                             11        26        16        40
                                                             -------    ------   -------   -------

     Income before provision for income taxes                  3,293     5,280     8,633     9,966

          Provision for income taxes                           1,260     2,020     3,303     3,812
                                                             -------    ------   -------   -------

     Net income                                              $ 2,033   $ 3,260   $ 5,330   $ 6,154
                                                             =======   =======   =======   =======

     Basic earnings per share                                $  0.22   $  0.36   $  0.59   $  0.69
                                                             =======   =======   =======   =======

     Diluted earnings per share                              $  0.22   $  0.35   $  0.57   $  0.66
                                                             =======   =======   =======   =======

     Basic weighted average shares outstanding                 9,039     9,007     9,036     8,969
                                                             =======   =======   =======   =======

     Diluted weighted average shares outstanding               9,399     9,393     9,426     9,359
                                                             =======   =======   =======   =======


     The accompanying notes are an integral part of these statements




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     2004            2003
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net income                                                                         $  5,330         $ 6,154
                                                                                 -------------   -------------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                                       1,476           1,339
    Loss on disposal of property, plant and equipment                                     106              --
    Changes in assets and liabilities --
        Trade accounts receivable                                                       3,575           (277)
        Inventories                                                                   (2,063)             342
        Other current assets                                                            (658)            (15)
        Other assets                                                                    (730)             (3)
        Accounts payable and accrued liabilities                                      (1,252)            (79)
                                                                                 -------------   -------------
             Total adjustments                                                            454           1,307
                                                                                 -------------   -------------
             Net cash flows from operating activities                                   5,784           7,461
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                    (1,516)              --
   Purchases of property, plant and equipment                                         (3,644)          (1,015)
                                                                                 -------------   -------------
             Net cash flows from investing activities                                 (5,160)         (1,015)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                           9,568             --
   Payments on long-term debt                                                        (10,291)         (4,197)
   Proceeds from stock options exercised                                                  412           1,413
   Payment of cash dividend                                                             (738)              --
   Purchase of treasury stock, net                                                         --            (66)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                   (1,049)         (2,850)
                                                                                 -------------   -------------

Net increase (decrease) in cash and cash equivalents                                    (425)           3,596
Cash and cash equivalents, beginning of period                                            938             554
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                              $   513         $ 4,150
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

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

1.       ORGANIZATION:

Young Innovations, Inc. and subsidiaries (the "Company") develops, manufactures and markets supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offerings include disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, children's toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee and Texas. Export sales were less than 10% of total net sales for 2003 and 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at June 30, 2004 and December 31, 2003.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $2,086 and $1,265 for the payment of federal and state income taxes and $54 and $67 for the payment of interest for the six months ended June 30, 2004 and 2003, respectively.

3.       STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of June 30, 2004, 1,529 options had been granted.

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



                                                        Three Months Ended
                                                            June 30,
                                                  ------------------------------
                                                       2004           2003
                                                           (Unaudited)
   Net income, as reported.....................       $2,033          $3,260
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all stock option
   awards, net of related tax effects...........        (163)           (215)
   Pro forma net income........................       $1,870          $3,045
   Earnings per share:.........................
     Basic - as reported....................           $0.22           $0.36
     Basic - pro forma.........................        $0.21           $0.34

     Diluted - as reported.....................        $0.22           $0.35
     Diluted - pro forma.......................        $0.20           $0.32

     Amounts included in determination of net income:
     Restricted stock compensation                     $  52           $  52

                                                          Six Months Ended
                                                              June 30,
                                                  ------------------------------
                                                       2004           2003
                                                             (Unaudited)
   Net income, as reported.....................       $5,330          $6,154
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all stock option
   awards, net of related tax effects...........        (342)           (430)
   Pro forma net income........................       $4,988          $5,724
   Earnings per share:.........................
     Basic - as reported....................           $0.59           $0.69
     Basic - pro forma.........................        $0.55           $0.64

     Diluted - as reported.....................        $0.57           $0.66
     Diluted - pro forma.......................        $0.53           $0.61

     Amounts included in determination of net income:
     Restricted stock compensation                     $ 104           $ 104


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

The table below is a summary of certain financial information relating to the two segments:


                                            Three Months Ended                                 Six Months Ended
                                              June 30, 2004                                      June 30, 2004
                              -----------------------------------------------    ----------------------------------------------
                              Professional        Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................    $   16,738       $   755        $   17,493         $   36,232      $   1,553      $   37,785
Income from operations         $    3,225       $    57        $    3,282         $    8,534      $      83      $    8,617



                                            Three Months Ended                                 Six Months Ended
                                               June 30, 2003                                     June 30, 2003
                               ----------------------------------------------    ----------------------------------------------
                               Professional       Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................     $  17,872       $   739        $  18,611          $  34,644       $  1,710       $  36,354
Income from operations          $   5,318       $   (64)       $   5,254          $  10,104       $   (178)      $   9,926



5.       NOTES RECEIVABLE

During the normal course of business, the Company issues notes in connection with equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:

                                                   JUNE 30,       DECEMBER 31,
                                                     2004             2003
                                                     ----             ----

         Notes receivable, short-term.........     $   1,221      $    746
         Notes receivable, long-term..........           844           365
                                                   ---------      --------

         Total Notes Receivable                    $   2,065      $  1,111
                                                   =========      ========

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

6.       INVENTORIES:

    Inventories consist of the following:
                                                   JUNE 30,        DECEMBER 31,
                                                     2004             2003
                                                 ----------         ---------
              Finished products..............    $   7,453          $  5,178
              Work in process................        1,354             1,327
              Raw materials and supplies.....        2,576             2,512
                                                 ---------          --------
                   Total inventories.........    $  11,383          $  9,017
                                                 =========          ========

7.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                        JUNE 30,        DECEMBER 31,
                                                                          2004              2003
                                                                          ----              ----

         Land......................................................   $   1,611       $    1,086
         Buildings and improvements................................      10,129            7,585
         Machinery and equipment...................................      18,145           17,813
         Equipment rented to others................................       6,154            6,011
         Construction in progress..................................         755            1,199
                                                                            ---         --------
                                                                         36,794           33,694

         Less:  Accumulated depreciation...........................     (15,210)         (14,454)
                                                                        --------         -------
                    Total property, plant and equipment, net.......   $  21,584        $  19,240
                                                                      =========        =========



8.       GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                      2004              2003
                                                      ----              ----

         Goodwill..............................   $   57,619      $    55,801

         Less:  Accumulated amortization.......       (4,798)          (4,798)
                                                     -------          ------
                    Total goodwill, net........   $   52,821      $    51,003
                                                 ===========      ===========

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired a company for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The acquisition resulted in approximately $1,500 of goodwill. The remaining increase in goodwill was the result of adjustments to the fair value estimates of the assets and liabilities of Obtura Spartan, which was acquired on December 1, 2003, and Midwest Laboratories, which was acquired on September 16, 2003. There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses. The Company did not acquire goodwill or incur impairment losses on goodwill during the six months ended June 30, 2003.


Other intangible assets consist of the following, which are all included in the Professional Segment:



                                                           AS OF JUNE 30, 2004
                                                           -------------------
                                           GROSS CARRYING     ACCUMULATED         NET CARRYING
                                           --------------     -----------         ------------
                                               AMOUNT         AMORTIZATION          AMOUNT
                                               ------         ------------          ------
     Amortized intangible assets
          License agreements                  $1,200                37             $ 1,163
          Core technology                        591                16                 575
          Patents                                497               245                 252
          Product formulas                       430                33                 397
          Supplier relationships                 130                78                  52
          Noncompete agreements                  250                23                 227
                                                 ---                --                 ---
               Total                          $3,098             $ 432             $ 2,666

     Unamortized intangible assets
          Trademarks                          $3,308               -               $ 3,308
                                              ------             -----             -------
               Total intangible assets        $6,406             $ 432             $ 5,974





                                                            AS OF DECEMBER 31, 2003
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED       NET CARRYING
                                           --------------        -----------       ------------
                                               AMOUNT            AMORTIZATION          AMOUNT
                                               ------            ------------          ------
     Amortized intangible assets
          License agreements                  $1,200             $   6             $ 1,194
          Core Technology                        591                 4                 587
          Patents                                497               230                 267
          Product formulas                       430                27                 403
          Supplier relationships                 130                65                  65
                                              ------             -----             -------
               Total                          $2,848             $ 332              $2,516

     Unamortized intangible assets
          Trademarks                          $3,308                 -             $ 3,308
                                              ------             -----             -------
               Total intangible assets        $6,156             $ 332          $ 5,824


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the three months ended June 30, 2004 and 2003 was $59 and $15, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/04           225
     For the year ending 12/31/05           200
     For the year ending 12/31/06           162
     For the year ending 12/31/07           149
     For the year ending 12/31/08           149


9.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 11, 2004 the Company amended its existing credit arrangement, which provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. The amendment extended the term of the arrangement to September 2007. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants as well as limitations on indebtedness. As of June 30, 2004 and December 31, 2003, the Company was in compliance with all of these covenants.


Long-term debt was as follows:
                                                         JUNE 30,   DECEMBER 31,
                                                           2004          2003
                                                           ----          ----
    Revolving credit facility due 2007 with a weighted-
    average interest rate of 3.47% at June 30, 2004      $ 2,129     $  2,784
    Capital lease obligations                                 --           68
                                                          ------     --------
                                                           2,129        2,852

    Less- current portion                                     --        2,852
                                                         -------     --------
                                                         $ 2,129     $      -
                                                         =======     ========

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of June 30, 2004, and December 31, 2003 approximately $471 and $561, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is of the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10.      EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                    JUNE 30, 2004  JUNE 30, 2003
                                                    -------------  -------------
                                                              (unaudited)

   Net income..................................         $  2,033     $  3,260
   Weighted average shares outstanding for
   basic earnings per share....................            9,039        9,007

   Dilutive effect of stock options and
   restricted stock............................              360          386
   Weighted average shares outstanding for
   diluted earnings per share..................            9,399        9,393
   Basic earnings per share....................         $    .22     $    .36
   Diluted earnings per share..................         $    .22     $    .35


                                                          SIX MONTHS ENDED
                                                          ----------------
                                                   JUNE 30, 2004   JUNE 30, 2003
                                                   -------------   -------------
                                                           (unaudited)

   Net income..................................         $  5,330     $  6,154
   Weighted average shares outstanding for
   basic earnings per share....................            9,036        8,969
   Dilutive effect of stock options and
   restricted stock............................              390          390
   Weighted average shares outstanding for
   diluted earnings per share..................            9,426        9,359
   Basic earnings per share....................         $    .59     $    .69
   Diluted earnings per share..................         $    .57     $    .66


11.      COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $184 and $178 at June 30, 2004 and December 31, 2003, respectively. There were no significant warranty costs during the six-month period ended June 30, 2004.


12.      SUBSEQUENT EVENTS

On July 20, 2004, the Board of Directors declared a quarterly dividend of $0.04 per share, payable September 15, 2004 to shareholders of record on August 12, 2004.

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

Assets and Liabilities Acquired in Business Combinations - The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 are accounted for under the provisions of SFAS No. 141, "Business Combinations," which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, "Business Combinations." The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company's measurement of certain preacquisition contingencies may impact the Company's cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. Third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.


RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

NET SALES
---------

Net sales decreased $1,118 or 6.0% to $17,493 in the second quarter of 2004 from $18,611 in the second quarter of 2003. The decrease was primarily a result of modifications to certain distributor incentive pricing programs, which affected the timing and extent of orders placed by certain of our distributor customers. These changes were implemented to facilitate the introduction of new preventive and infection control products and facilities consolidations that we have planned over the next six to eight quarters. The sales decrease resulting from the program changes was offset by additional sales from acquired product lines, principally Obtura Spartan, which contributed approximately $2,400 in sales in the second quarter of 2004. Sales in the professional segment decreased $1,134 to $16,738 during the second quarter as a result of the factors described above. Sales in the retail segment remained relatively flat in the second quarter of 2004, at $755 compared to $739 in the prior year quarter.

GROSS PROFIT
------------
Gross profit decreased $1,456 or 14.1%, to $8,859 in the second quarter of 2004 from $10,315 in the second quarter of 2003. Gross margin decreased to 50.6% of net sales in the second quarter of 2004 from 55.4% in the second quarter of 2003. Gross margin decreased primarily as a result of changes in the product mix, and reduced operating efficiencies due to changes in production levels in response to lower sales.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $516 or 10.2% to $5,577 in the second quarter of 2004 from $5,061 in the second quarter of 2003. The increase was primarily due to SG&A expenses related to acquired product lines, principally Obtura Spartan. These increases were partially offset by decreases in personnel costs. As a percent of net sales, SG&A expenses increased 4.7 percentage points to 31.9% in 2004 compared to 27.2% in 2003.

INCOME FROM OPERATIONS
----------------------
Income from operations decreased $1,972 or 37.5%, to $3,282 in the second quarter of 2004 from $5,254 in the second quarter of 2003. The decrease was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net decreased $15 to $11 in the second quarter of 2004 from $26 in the second quarter of 2003. The decrease was attributable to an increase in interest expense associated with additional borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes decreased $760 for the second quarter of 2004 to $1,260 from $2,020 in the second quarter of 2003 as a result of the decreased pre-tax income discussed above. The Company recorded an effective tax rate of 38.25% in 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

NET SALES
---------
Net sales increased $1,431 or 3.9% to $37,785 in the first six months of 2004 from $36,354 for the first six months of 2003. Sales of professional products increased 4.6%, or $1,588 to $36,232 in the first six months of 2004. The increase was largely due to the acquisition of Obtura Spartan, on December 1, 2003, which contributed approximately $4,700 in the first six months of 2004. This increase was offset by the decline in sales in the second quarter of 2004 due to the restructuring of incentive pricing programs.

GROSS PROFIT
------------
Gross profit increased $315 or 1.6%, to $19,962 for the first six months of 2004 from $19,647 for the first six months of 2003. The additional gross profit was a result of the increased net sales. Gross margin decreased to 52.8% in the first six months of 2004 from 54.0% of net sales for the first six months of 2003. The decline in gross margin was primarily a result of overall product mix in the second quarter and reduced production levels in the second quarter, offset by operating efficiencies implemented during the first quarter of 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $1,624 or 16.7% to $11,345 for the first six months of 2004 from $9,721 for the first six months of 2003. The increase was primarily due to SG&A expenses related to acquired product lines, primarily Obtura

Spartan. As a percent of net sales, SG&A expenses increased to 30.0% in 2004 from 26.7% in 2003. This change was a result of the acquired product lines, as well as an increase in operating expenses consistent with the growth of the company.

INCOME FROM OPERATIONS
----------------------
Income from operations decreased $1,309 or 13.2%, to $8,617 for the first six months of 2004 from $9,926 for the first six months of 2003. The decrease was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net decreased $24 to $16 for the first six months of 2004 from $40 for the first six months of 2003. The decrease in income was primarily attributable to an increase in interest expense resulting from additional borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes decreased $509 for the first six months of 2004 to $3,303 from $3,812 for the first six months of 2003 as a result of decreased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $5,784 and $7,461 for the first six months of 2004 and 2003, respectively. This decrease in operating cash flow was primarily due to the increase in ending inventory for the second quarter 2004. Inventory increased due to: (i) timing of sales attributable to a restructuring of distributor incentive programs in the second quarter of 2004, (ii) the decision to build more inventory in anticipation of facility consolidations in future quarters, and (iii) typical build-up of inventory to prepare for year-end activity. Capital expenditures for property, plant and equipment were $3,644 and $1,015 for the first six months of 2004 and 2003, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.


On May 11, 2004 the Company amended its existing credit arrangement, which provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. The amendment extended the term of the arrangement to September 2007. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of June 30, 2004 and December 31, 2003, the Company was in compliance with all of these covenants. As of June 30, 2004, the Company had approximately $2,100 in outstanding borrowings under this agreement and approximately $47,900 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $31 and $14 of additional interest expense in the six month periods ended June 30, 2004 and 2003, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $31 and $14 in the six month periods ended June 30, 2004 and 2003, respectively.

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


Item 4.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the period covered by this report.

                                     PART II
                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) A regular Annual Meeting of Shareholders was held on May 5, 2004.

         (b) The following directors were elected at the Annual Meeting:

             George E. Richmond, Alfred E. Brennan, Arthur L. Herbst, Jr., Richard G. Richmond, Marc R. Sarni, Craig E. LaBarge,
             Connie H. Drisko, DDS, James R. O'Brien and Brian F. Bremer.

         (c) The voting at the Annual Meeting of Shareholders for the election of directors was as follows:


     NOMINEES                                        FOR              WITHHELD
     --------------------------------           --------------       ---------
     Brian F. Bremer                              8,536,436           501,095
     Alfred E. Brennan                            8,555,529           482,002
     Connie H. Drisko, DDS                        8,638,779           398,752
     Arthur L. Herbst, Jr.                        8,555,529           482,002
     Craig E. LaBarge                             8,536,736           500,795
     James R. O'Brien                             8,639,079           398,452
     George E. Richmond                           8,546,724           490,807
     Richard G. Richmond                          8,649,579           387,952
     Marc R. Sarni                                8,649,579           387,952



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.3 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K.

                  A Form 8-K, dated April 21, 2004, was filed on April 21, 2004, attaching a press release announcing the Company's financial results for the quarter ended March 31, 2004.

                  A Form 8-K, dated May 25, 2004, was filed on May 26, 2004, attaching a press release announcing the Company's changes in sales incentive programs, accelerated consolidation efforts and revised financial guidance for 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          YOUNG INNOVATIONS, INC.

August 5, 2004                             /s/     Arthur L. Herbst, Jr.
----------------------                     -------------------------------------
Date                                       Arthur L. Herbst, Jr.
                                           President


                                           /s/ Christine R. Boehning
                                           -------------------------------------
                                           Christine R. Boehning
                                           Chief Financial Officer