Form 10-Q
period 2004-09-30
YOUNG INNOVATIONS INC
filed 2004-11-08
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004


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

Yes ...X...   No ........

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X   No
                                        ----     ---

        Number of shares outstanding of the Registrant's Common Stock at October 29, 2004: 9,059,191 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                            2004          2003
                                                                                         ---------     ---------
                                                                                         (unaudited)
                                                           ASSETS
                  Current assets:
                    Cash and cash equivalents............................................ $  1,975    $      938
                    Trade accounts receivable, net of allowance for doubtful
                      accounts of $625  and $641 in 2004 and 2003, respectively..........    8,873        11,212
                    Inventories..........................................................   11,568         9,017
                    Other current assets.................................................    4,238         3,403
                                                                                            ------     ---------
                       Total current assets..............................................   26,654        24,570
                  Property, plant and equipment, net.....................................   21,046        19,240

                  Goodwill...............................................................   52,847        51,003
                  Other intangible assets, net...........................................    5,910         5,824
                  Other assets...........................................................    1,601           847
                                                                                           -------    ----------
                       Total assets...................................................... $108,058    $  101,484
                                                                                          ========    ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                  Current liabilities:
                    Current maturities of long-term debt................................. $     --    $    2,852
                    Accounts payable and accrued liabilities.............................    9,802         9,042
                                                                                           -------    ----------
                       Total current liabilities.........................................    9,802        11,894
                  Deferred income taxes..................................................    6,627         6,627
                  Stockholders' equity:
                    Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,039 and 9,004 shares issued and outstanding in
                       2004 and 2003, respectively.......................................       90            90
                    Additional paid-in capital...........................................   28,277        28,367
                    Deferred stock compensation..........................................     (682)         (935)
                    Retained earnings....................................................   79,442        71,426
                    Common stock in treasury, at cost, 1,121 and 1,157 shares in
                       2004 and 2003, respectively.......................................  (15,498)      (15,985)
                                                                                           -------    ----------
                       Total stockholders' equity........................................   91,629        82,963
                                                                                           -------    ----------
                       Total liabilities and stockholders' equity........................$ 108,058     $ 101,484
                                                                                         =========     =========

The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                           2004               2003            2004               2003
                                                        ------------       ------------    ------------       ------------

Net sales                                                   $21,703            $19,014         $59,488            $55,397
    Cost of goods sold                                        9,777              8,520          27,600             25,184
                                                        ------------       ------------    ------------       ------------
Gross profit                                                 11,926             10,494          31,888             30,213
    Selling, general and administrative expenses              5,862              5,167          17,207             14,961
                                                        ------------       ------------    ------------       ------------
Income from operations                                        6,064              5,327          14,681             15,252
    Other income (expense), net                                  80                 27              96                 68
                                                        ------------       ------------    ------------       ------------
Income before provision for income taxes                      6,144              5,354          14,777             15,320
    Provision for income taxes                                2,351              2,048           5,654              5,860
                                                        ------------       ------------    ------------       ------------
Net income                                                   $3,793             $3,306          $9,123             $9,460
                                                        ============       ============    ============       ============

Basic earnings per share                                      $0.42              $0.37           $1.01              $1.05
                                                        ============       ============    ============       ============

Diluted earnings per share                                    $0.40              $0.35           $0.97              $1.01
                                                        ============       ============    ============       ============

Basic weighted average shares outstanding                     9,039              9,045           9,037              8,995
                                                        ============       ============    ============       ============

Diluted weighted average shares outstanding                   9,389              9,489           9,412              9,409
                                                        ============       ============    ============       ============


The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     2004            2003
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net income                                                                         $  9,123       $   9,460
                                                                                 -------------   -------------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                                       2,440           1,993
    Loss on disposal of property, plant and equipment                                     119              --
    Changes in assets and liabilities (net of effects of acquisitions) --
        Trade accounts receivable                                                       2,293          (1,221)
        Inventories                                                                    (2,248)            100
        Other current assets                                                             (821)            223
        Other assets                                                                   (1,081)             (9)
        Accounts payable and accrued liabilities                                          236           1,710
                                                                                 -------------   -------------
             Total adjustments                                                            938           2,796
                                                                                 -------------   -------------
             Net cash flows from operating activities                                  10,061          12,256
                                                                                 -------------   -------------

Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired                                     (1,545)           (606)
   Purchases of property, plant and equipment                                          (3,932)         (1,756)
                                                                                 -------------   -------------
             Net cash flows from investing activities                                  (5,477)         (2,362)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                           9,568            --
   Payments on long-term debt                                                         (12,420)         (4,217)
   Proceeds from stock options exercised                                                  412           1,436
   Payment of cash dividend                                                            (1,107)           (274)
   Purchase of treasury stock, net                                                         --             (66)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                    (3,547)         (3,121)
                                                                                 -------------   -------------

Net increase in cash and cash equivalents                                               1,037           6,773
Cash and cash equivalents, beginning of period                                            938             554
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                            $   1,975       $   7,327
                                                                                 =============   =============

The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

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

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at September 30, 2004 and December 31, 2003.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $2,788 and $3,532 for the payment of federal and state income taxes and $78 and $82 for the payment of interest for the nine months ended September 30, 2004 and 2003, respectively.

3.       STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of September 30, 2004, 1,529 options had been granted.

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



                                                      Three Months Ended
                                                         September 30,
                                                  ------------------------------
                                                       2004           2003
                                                           (Unaudited)
   Net income, as reported.....................       $3,793          $3,306
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all stock option
   awards, net of related tax effects...........        (163)           (215)
   Pro forma net income........................       $3,630          $3,091
   Earnings per share:.........................
     Basic - as reported....................           $0.42           $0.37
     Basic - pro forma.........................        $0.40           $0.34

     Diluted - as reported.....................        $0.40           $0.35
     Diluted - pro forma.......................        $0.39           $0.33

     Amounts included in determination of net income:
     Restricted stock compensation                      $ 52           $  52

                                                       Nine Months Ended
                                                           September 30,
                                                  ------------------------------
                                                       2004           2003
                                                          (Unaudited)
   Net income, as reported.....................       $9,123          $9,460
   Less:  Total stock-based employee
   compensation expense determined under fair
   value based method for all stock option
   awards, net of related tax effects...........        (505)           (645)
   Pro forma net income........................       $8,618        $8,815
   Earnings per share:.........................
     Basic - as reported....................           $1.01           $1.05
     Basic - pro forma.........................        $0.95           $0.98

     Diluted - as reported.....................        $0.97           $1.01
     Diluted - pro forma.......................        $0.92           $0.94

     Amounts included in determination of net income:
     Restricted stock compensation                     $ 156           $ 156


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

The table below is a summary of certain financial information relating to the two segments:


                                            Three Months Ended                                 Nine Months Ended
                                            September 30, 2004                                September 30, 2004
                              -----------------------------------------------    ----------------------------------------------
                              Professional        Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................    $   20,891       $   812        $   21,703         $   57,121      $   2,367      $   59,488
Income from operations         $    5,985       $    79        $    6,064         $   14,519      $     162      $   14,681



                                            Three Months Ended                                 Nine Months Ended
                                            September 30, 2003                                September 30, 2003
                               ----------------------------------------------    ----------------------------------------------
                               Professional       Retail      Consolidated       Professional       Retail      Consolidated

Net Sales..................     $  18,148       $   866        $  19,014          $  52,821       $  2,576       $  55,397
Income from operations          $   5,313       $    14        $   5,327          $  15,417       $   (165)      $  15,252



5.       NOTES RECEIVABLE

During the normal course of business, the Company issues notes in connection with equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2004            2003
                                                       ----            ----

         Notes receivable, short-term...........     $    1,403      $     746
         Notes receivable, long-term............          1,185            365
                                                     ----------      ---------

         Total notes receivable                      $    2,588      $   1,111
                                                     ==========      =========

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

6.       INVENTORIES:

    Inventories consist of the following:
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2004            2003

              Finished products..................      $   6,989      $ 5,178
              Work in process....................          1,901        1,327
               Raw materials and supplies........          2,678        2,512
                                                      ----------      -------
                   Total inventories.............      $  11,568      $ 9,017
                                                      ==========      =======


7.       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         2004              2003
                                                                         ----              ----

         Land......................................................  $   1,611       $    1,086
         Buildings and improvements................................     10,132            7,585
         Machinery and equipment...................................     18,417           17,813
         Equipment rented to others................................      6,099            6,011
         Construction in progress..................................        635            1,199
                                                                      --------         --------
                                                                        36,894           33,694

         Less:  Accumulated depreciation...........................    (15,848)         (14,454)
                                                                       --------         -------
                    Total property, plant and equipment, net.......  $  21,046        $  19,240
                                                                     =========        =========



8.       GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2004            2003
                                                        ----            ----

         Goodwill..............................     $   57,645      $    55,801

         Less:  Accumulated amortization.......        (4,798)          (4,798)
                                                       -------          ------
                    Total goodwill, net........     $   52,847      $    51,003
                                                   ===========      ===========

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired a company for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The acquisition resulted in approximately $1,500 of goodwill. The remaining increase in goodwill was the result of adjustments to the fair value estimates of the assets and liabilities of Obtura Spartan, which was acquired on December 1, 2003, and Midwest Laboratories, which was acquired on September 16, 2003. There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the nine months ended September 30, 2004 and 2003..


Other intangible assets consist of the following, which are all included in the Professional Segment:



                                                            AS OF SEPTEMBER 30, 2004
                                                            ------------------------
                                           GROSS CARRYING        ACCUMULATED           NET CARRYING
                                           --------------        -----------           ------------
                                               AMOUNT            AMORTIZATION             AMOUNT
                                               ------            ------------             ------
     Amortized intangible assets
          License agreements                      $1,200                   54           $   1,146
          Core technology                            591                   24                 567
          Patents                                    497                  253                 244
          Product formulas                           430                   36                 394
          Supplier relationships                     130                   85                  45
          Noncompete agreements                      250                   44                 206
                                                  ------                -----           ---------
               Total                              $3,098                $ 496           $   2,602

     Unamortized intangible assets
          Trademarks                              $3,308                  -             $   3,308
                                                  ------                -----           ---------
               Total intangible assets            $6,406                $ 496           $   5,910


                                                            AS OF DECEMBER 31, 2003
                                                            -----------------------
                                           GROSS CARRYING        ACCUMULATED           NET CARRYING
                                           --------------        -----------           ------------
                                               AMOUNT            AMORTIZATION            AMOUNT
                                               ------            ------------            ------
     Amortized intangible assets
          License agreements                 $     1,200            $       6           $     1,194
          Core Technology                            591                    4                   587
          Patents                                    497                  230                   267
          Product formulas                           430                   27                   403
          Supplier relationships                     130                   65                    65
                                             -----------            ---------           -----------
              Total                          $     2,848            $     332           $     2,516

     Unamortized intangible assets
         Trademarks                          $     3,308                    -           $     3,308
                                             -----------            ---------           -----------
               Total intangible assets       $     6,156            $     332           $     5,824


The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, license agreements and core technology, 40 years for product formulations and 5 years for supplier relationships. The weighted average life for amortizable intangible assets is 26 years. Aggregate amortization expense for the three months ended September 30, 2004 and 2003 was $64 and $21, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/04          $225
     For the year ending 12/31/05           200
     For the year ending 12/31/06           162
     For the year ending 12/31/07           149
     For the year ending 12/31/08           149


9.       CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 11, 2004 the Company amended its existing credit arrangement, which provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. The amendment extended the term of the arrangement to September 2007. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5%. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants as well as limitations on indebtedness. As of September 30, 2004 and December 31, 2003, the Company was in compliance with all of these covenants.


Long-term debt was as follows:
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2004           2003
                                                         ----           ----
    Revolving credit facility due 2007 with a
    weighted-average interest rate of 2.81% at
    September 30, 2004                              $       --       $  2,784
    Capital lease obligations                               --             68
                                                        ------      ---------
                                                            --          2,852

    Less- current portion                                   --          2,852
                                                    ----------      ---------
                                                    $       --      $      --
                                                    ==========      =========

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of September 30, 2004, and December 31, 2003 approximately $237 and $561, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is of the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10.      EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

                                                     THREE MONTHS ENDED
                                                     ------------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                 -------------     -------------
                                                     2004              2003
                                                     ----              ----
                                                          (unaudited)

   Net income..................................      $  3,793        $  3,306
   Weighted average shares outstanding for
   basic earnings per share....................         9,039           9,045
   Dilutive effect of stock options and
   restricted stock............................           350             444
   Weighted average shares outstanding for
   diluted earnings per share..................         9,389           9,489
   Basic earnings per share....................        $  .42         $   .37
   Diluted earnings per share..................        $  .40         $   .35

                                                       NINE MONTHS ENDED
                                                       -----------------
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                 -------------     -------------
                                                       2004             2003
                                                       ----             ----
                                                           (unaudited)

   Net income..................................      $  9,123        $  9,460
   Weighted average shares outstanding for
   basic earnings per share....................         9,037           8,995
   Dilutive effect of stock options and
   restricted stock............................           375             414
   Weighted average shares outstanding for
   diluted earnings per share..................         9,412           9,409
   Basic earnings per share....................         $1.01         $  1.05
   Diluted earnings per share..................         $ .97         $  1.01


11.      COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $187 and $178 at September 30, 2004 and December 31, 2003, respectively. There were no significant warranty costs during the nine-month period ended September 30, 2004.


12.      SUBSEQUENT EVENTS

On October 19, 2004, the Board of Directors declared a quarterly dividend of $0.04 per share, payable December 15, 2004 to shareholders of record on November 15, 2004.

During October and November of 2004, the Company repurchased 19 shares of its common stock from various stockholders for $615. The purchases were financed through cash from operations.

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


RESULTS OF OPERATIONS (In thousands, except per share data)

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES
---------
Net sales increased $2,689 or 14.1% to $21,703 in the third quarter of 2004 from $19,014 in the third quarter of 2003. The increase was primarily a result of additional sales from acquired product lines, principally Obtura Spartan, which contributed approximately $2,000 in sales in the third quarter of 2004. Solid end-user demand, new product introductions and implementation of new sales and marketing programs all contributed to the sales growth. Sales in the professional segment increased $2,743 or 15.1% to $20,891 during the third quarter as a result of the factors described above. Sales in the retail segment decreased $54 or 6.2% to $812 in the third quarter of 2004, compared to $866 in the prior year quarter.

GROSS PROFIT
------------
Gross profit increased $1,432 or 13.6%, to $11,926 in the third quarter of 2004 from $10,494 in the third quarter of 2003 as a result of increased net sales. Gross margin remained consistent at 55.0% of net sales in the third quarter of 2004 compared to 55.2% in the third quarter of 2003. The Company continues to believe the primary factors affecting gross margin are product mix and production efficiency.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $695 or 13.5% to $5,862 in the third quarter of 2004 from $5,167 in the third quarter of 2003. The increase was primarily due to additional SG&A expenses resulting from the acquisition of Obtura Spartan. As a percent of net sales, SG&A expenses remained consistent at 27.0% in 2004 compared to 27.2% in 2003.

INCOME FROM OPERATIONS
----------------------
Income from operations increased $737 or 13.8%, to $6,064 in the third quarter of 2004 from $5,327 in the third quarter of 2003. The increase was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net increased $53 to $80 in the third quarter of 2004 from $27 in the third quarter of 2003. The increase in income was primarily attributable to a decrease in interest expense related to lower borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes increased $303 for the third quarter of 2004 to $2,351 from $2,048 in the third quarter of 2003 as a result of the increased pre-tax income discussed above. The Company recorded an effective tax rate of 38.25% in 2004 and 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES
---------
Net sales increased $4,091 or 7.4% to $59,488 in the first nine months of 2004 from $55,397 for the first nine months of 2003. Sales of professional products increased 8.1%, or $4,300 to $57,121 in the first nine months of 2004. The increase was primarily due to the acquisition of Obtura Spartan, on December 1, 2003, which contributed approximately $6,700 in the first nine months of 2004. This increase was offset by the decline in sales in the second quarter of 2004 due to the restructuring of sales incentive programs with its distributors.

GROSS PROFIT
------------
Gross profit increased $1,675 or 5.5%, to $31,888 for the first nine months of 2004 from $30,213 for the first nine months of 2003. The additional gross profit was a result of the increased net sales. Gross margin decreased to 53.6% in the first nine months of 2004 from 54.5% of net sales for the first nine months of 2003. The decline in gross margin was primarily a result of overall product mix as well as reduced production levels in the second quarter, offset by operating efficiencies implemented throughout 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES
---------------------------------------------
SG&A expenses increased $2,246 or 15.0% to $17,207 for the first nine months of 2004 from $14,961 for the first nine months of 2003. The increase was primarily due to additional SG&A expenses resulting from the acquisition of Obtura Spartan. As a percent of net sales, SG&A expenses increased to 28.9% in 2004 from 27.0% in 2003. This increase as a percent of net sales is partially due to the decrease in sales during the second quarter of 2004 as a result of the restructuring of incentive programs as well as an increase in operating expenses consistent with the growth of the Company.

INCOME FROM OPERATIONS
----------------------
Income from operations decreased $571 or 3.7%, to $14,681 for the first nine months of 2004 from $15,252 for the first nine months of 2003. The decrease was a result of the items explained above.

OTHER INCOME(EXPENSE), NET
--------------------------
Other income(expense), net increased $28 to $96 for the first nine months of 2004 from $68 for the first nine months of 2003. The increase in income was primarily attributable to a decrease in interest expense related to lower borrowings on the Company's credit facility.

PROVISION FOR INCOME TAXES
--------------------------
Provision for income taxes decreased $206 for the first nine months of 2004 to $5,654 from $5,860 for the first nine months of 2003 as a result of decreased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $10,061 and $12,256 for the first nine months of 2004 and 2003, respectively. This decrease in operating cash flow was primarily due to the increase in ending inventory for the third quarter 2004 compared to the prior year quarter, as well as an increase in notes receivable associated with equipment financing to customers. As of September 30, 2004, the Company had approximately $2,600 of short and long-term notes receivable compared to approximately $1,000 at December 31, 2003. Inventory increased due to: (i) timing of sales attributable to a restructuring of distributor incentive programs in the second quarter of 2004,
(ii) the decision to build more inventory in anticipation of facility consolidations in future quarters, and (iii) typical build-up of inventory to prepare for year-end activity. Capital expenditures for property, plant and equipment were $3,932 and $1,756 for the first nine months of 2004 and 2003, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.


On May 11, 2004 the Company amended its existing credit arrangement, which provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. The amendment extended the term of the arrangement to September 2007. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5%. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured, contains various financial and other covenants as well as limitations on indebtedness. As of September 30, 2004 and December 31, 2003, the Company was in compliance with all of these covenants. As of September 30, 2004, the Company had no outstanding borrowings under this agreement and $50,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $24 and $5 of additional interest expense in the nine month periods ended September 30, 2004 and 2003, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $24 and $5 in the nine month periods ended September 30, 2004 and 2003, respectively.

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


Item 4.  Controls and Procedures

The Company's Chief Executive Officer, President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls during the period covered by this report.

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

(a)               Exhibits.

                  31.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K.

                  A Form 8-K, dated July 21, 2004, was filed on July 21, 2004, in response to Items 7, 9 and 12 to furnish a press release announcing the Company's financial results for the quarter ended June 30, 2004, as well as the declaration of a quarterly dividend.













SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YOUNG INNOVATIONS, INC.

November  5, 2004                          /S/     ARTHUR L. HERBST, JR.
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