Form 10-K
period 2004-12-31
YOUNG INNOVATIONS INC
filed 2005-03-07
CIK 949874

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

         Registrant's telephone number, including areacode: 314-344-0010

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X   No ___


On June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the Company was approximately $132.9 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the Registrant's Common Stock at January 31, 2005:

           9,041,996 shares of Common Stock, par value $.01 per share

    Portions of the Registrant's definitive Proxy Statement to be filed for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.
================================================================================

                           FORWARD-LOOKING STATEMENTS

This Annual Report (including, without limitation, Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. These statements are not guaranties of future performance, and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

Forward-looking statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. Specific risk factors may be noted along with the statement itself. However, other more general risks and uncertainties which are inherent in any forward-looking statement include, but are not necessarily limited to:

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

                                     PART I

ITEM 1. BUSINESS (ALL ITEMS IN THOUSANDS).

GENERAL OVERVIEW

Young Innovations, Inc. and its subsidiaries ("the Company") develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, moisture control products, infection control products, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). These products are primarily marketed to dental professionals, principally dentists, endodontists, orthodontists, dental hygienists and dental assistants.

The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2004.

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

In 1995, following the acquisition of The Lorvic Corporation, the Company incorporated as Young Innovations, Inc. in the state of Missouri. Since then, Young has acquired a number of complementary businesses, and introduced a variety of new products. Through these acquisitions and new product introductions, the Company has expanded its preventive and infection control product offerings, and entered a number of new product areas, including dental diagnostic imaging, handpieces, home care products, and, most recently, endodontics. The Company believes its continued commitment to providing innovative products to meet the evolving needs of dental professionals has earned it a reputation for quality, reliability and value.

RECENT DIVESTITURE

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which has previously been reported as a distinct operating segment, sold toothbrushes, children's toothpastes and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail division had sales of $3,086, $3,594, and $5,071 for the years ended December 31, 2004, 2003 and 2002, respectively. As a result of the disposition, the Company has reclassified its historical and current year financial statements to reflect the retail segment as discontinued operations. The net income (loss) on discontinued operations was $797, ($85), and $264 for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. In 2004, the Company also recognized a pre-tax gain on disposal, net of certain transaction costs, of $1,156.

BUSINESS STRATEGY

The key elements of the Company's strategy are:

     o Developing New Products. Product development has been an important part of the Company's growth strategy, and continues to play a critical role in the pursuit of internal growth. The evolution of the Company's product offering is driven by the needs of clinicians and patients, which often require modifications to existing products rather than new designs. The Company maintains an active dialogue with practicing clinicians to identify product improvements that enhance patient comfort and improve patient care, and/or improve practice productivity.

     o Improving Operating Efficiency. The Company strives to reduce costs and rationalize expenses across its operations in an effort to maximize profitability. In order to improve operating efficiency, the Company seeks cost savings through manufacturing and process improvements, administrative and marketing synergies, and facility consolidation, where appropriate.

     o Acquiring Complementary Products and Companies. The Company is experienced in acquiring and integrating complementary products and businesses. The Company continuously evaluates acquisition opportunities, and will pursue opportunities that increase the breadth of its product and service offerings and provide opportunities to enhance the growth prospects and profitability of the overall business through manufacturing and marketing synergies. The following table provides a summary of our acquisition history.



SELECT ACQUISITIONS
--------------------------------------- --------------------- ------------------------------------------------------

Company Name                            AcquisitionR Year      Key Product Additions
------------                            -----------------      ---------------------

The Lorvic Corporation                  1995                  Infection control products.

Denticator International, Inc.          1996                  Popular-priced disposable prophy angles.

Panoramic Corporation                   1998                  Panoramic X-ray equipment and supplies.

Athena Technology, Inc.                 1999                  Dental handpieces and related components.

Plak Smacker, Inc.                      2000                  Home care products and flavored gloves.

Biotrol and Challenge                   2001                  Infection control products, prophy pastes and other
(subsidiaries of Pro-Dex, Inc.)

Obtura Corporation &                    2003                  Endodontic products.
Earth City Technologies, Inc.
--------------------------------------- --------------------- ------------------------------------------------------



PRODUCTS

The Company's $79,201 in sales are derived from the manufacture and sale of the following products. The Company has grouped these products by core function within the dental office.

PREVENTIVE. The Company believes it is a leading supplier of preventive products to the U.S. professional dental market. Preventive products include:

     o Prophy Angles. The Company offers a broad line of prophy products. The prophy angle, in combination with prophy paste, is used in the typically biannual "teeth cleaning treatment" that helps remove plaque and polishes teeth. The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental (premium-priced) and Denticator (popular-priced) brand names, as well as through private-label relationships. The Company believes it is the market leader in disposable prophy angles, with its extensive line of prophy products that suit the wide variety of customer needs and desires.

          The Company also offers metal prophy angles, which are sealed to help prevent damage to the internal components of the angle and help it withstand repeated sterilizations. The metal prophy angles are marketed together with an assortment of cups and brushes specifically designed to work together, which encourages recurring purchases of these products.

     o Prophy pastes. D-Lish, Festival and ProCare are certain brand names of the Company's prophy pastes. Most pastes are available in a variety of textures (grits) and flavors, though some are sold in powder form. Important functional features of prophy paste include stain removal, flavor and splatter control.

     o Flourides. The Company sells a variety of flavors of fluorides in gel, foam and rinse formulations. Fluorides are used to help prevent tooth decay.

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

INFECTION CONTROL. The Company markets a broad line of infection control products to the dental practice. Infection control products include:

     o Surface disinfectants. BIREX is one of the leading liquid surface disinfectants in the U.S. Surface disinfectants are used to clean surfaces in the dental operatory, such as a dental chair or countertop, that may be contaminated with bioburden. BIREX is a concentrated solution that is diluted with water prior to use, which makes it easier to ship and store. In 2003, Biosept HTP, a ready-to-use disinfectant, was introduced to meet the needs of professionals who prefer this easy-to-use form of delivery.

     o Evacuation system cleaners. The evacuation system is designed to remove debris from the patient's mouth during a dental procedure. Vacusol and newly introduced NeutraVac, the Company's evacuation system cleaners, remove debris that collects in the evacuation line. When used with the Company's atomizer, the solution is mixed with room air and flows through the evacuation lines. Due to the unique air/liquid solution, the stress on the vacuum pump used in the evacuation system is minimized, which helps to extend pump life.

     o Gloves and masks. The Company offers many types of gloves, including latex, non-latex and powder-free gloves for dental professionals. Flavored gloves, including bubble gum and grape, are often used by pediatric dentists to help provide a more positive, enjoyable experience for their younger patients. Masks are used as a barrier by dental professionals.

     o Ultrasonic cleaning systems. The Company, under the Healthsonics brand name, manufactures and markets a line of ultrasonic cleaning systems primarily used to clean and disinfect dental hand instruments. The Company also sells a line of solutions and accessories that are used in connection with these systems.

     o Instrument disinfectants. The Company offers a full line of solutions designed for disinfecting dental instruments, including BioCideG30, Multicide Ultra and Biozyme LT. Certain of these cleaners may also be used with ultrasonic cleaners.

DIAGNOSTIC. The Company believes it is a leading provider of panoramic dental X-ray systems and supplies in the U.S., marketed under the Panoramic brand name. The Company's diagnostic products include:

     o Panoramic PC-1000 System. The PC-1000 is a fully equipped panoramic X-ray machine which produces a high-quality image of the entire dental arch. All teeth, the entire lower jaw, joints and a portion of the sinuses are seen on one resulting X-ray film. A single exposure from the PC-1000 lasts only 12 seconds, resulting in far less radiation exposure when compared to a set of bite-wings or a full mouth series taken with traditional intraoral X-ray machines. The PC-1000 is shipped essentially fully assembled and is freestanding. As a result, this machine requires only a few hours to install, which is much less than most competitive products.

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

     o Digital. The Company's PC-1000 and PC-1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers both direct and phosphor plate digital solutions for its X-ray machines which can be purchased with a new panoramic X-ray machine or added to a dentist's current panoramic machine.

     o Supplies and Service. The Company offers its customers dental X-ray supplies including film, film cassettes and intensifying screens, processing chemicals, and darkroom supplies. The Company also offers service on all of its systems through a network of more than 200 independent nationwide service technicians.


Panoramic X-ray systems can be a significant investment for a dentist. In addition to outright purchasing and traditional financing options, the Company established a rental program whereby dentists pay on a per-use basis for the system (i.e., per X-ray image taken). The system is installed free of charge, and the dentist pays a monthly fee based on usage. Rental customers have the option to purchase their equipment at any time.

HOME CARE. The Company markets a line of products to dentists, pediatric dentists and orthodontists that are prescribed, sold or given to patients for use at home. The Company's home care products include:

     o Home care kits. These kits are given to patients to encourage good oral healthcare habits and contain products such as brushes, wax to protect the inside of the cheek from irritation due to brackets, a timer to monitor brushing time, and floss.

     o Toothbrushes. The Company offers a broad line of toothbrushes for many age groups, including infants, children, teens and adults. The Company also markets an "all-in-one" brush for patients with braces. One end of the brush is a standard toothbrush, while the other end features a conical brush designed for access between brackets.

     o Fluorides. The Company sells a variety of flavors of fluorides in gel, foam and rinse formulations. Fluorides are used to help prevent the development of tooth decay.

ENDODONTIC. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and subsequently filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company's endodontic products include:

     o Obturation. The Obtura family of endodontic units, including the newly introduced Obtura IIItm, are gun-type, heat-softened gutta percha delivery systems. This unique dispensing unit allows the dentist to deliver a consistent flow of warm gutta percha directly into the canal, similar to extruding hot glue from a glue gun, facilitating the canal-filling procedure. Additionally, the Obtura systems help practitioners effectively seal the canal, which is an important component of the root canal procedure.

     o Ultrasonic systems. Under the Spartan brand name, ultrasonic units and handpieces are marketed together with a variety of tips for different clinical applications. BUCtm tips are used for, among other things, gaining and refining access to the tooth root, while CPRtm tips are more often used in retreatment cases. KiStm tips, used for microsurgery, offer a rough diamond coating for improved cutting. The Company believes that it holds a leading position in the domestic market for ultrasonic systems and tips used in endodontic surgery and retreatment. The Company also offers additional ultrasonic tips for use in periodontal applications.

SALES AND MARKETING OF PROFESSIONAL PRODUCTS

The Company markets its preventive, infection control and certain home care products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 16.2% and 13.7%, respectively, of the Company's sales in 2004. In addition to marketing through distributors in the U.S., the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the U.S., independent sales representatives in Canada and Mexico, and sales representatives in countries outside of North America. These sales representatives help teach the Company's distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to generate interest in its products by providing information and marketing materials to influential lecturers and consultants in the dental industry.

The Company's diagnostic, certain home care and endodontic products are marketed in the U.S. and Canada directly to the end user, primarily by direct mail, telemarketing, trade shows, and a limited amount of advertising in trade and professional journals. The Company also sponsors seminars hosted by industry thought leaders.

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

Research and development costs are expensed when incurred and totaled $715, $511, and $596 for 2004, 2003 and 2002, respectively.

MANUFACTURING AND SUPPLY

The Company manufactures most of its products and product components other than X-ray equipment, certain infection control products, children's home care products, orthodontic kits and related supplies, and examination gloves.

Prophy and Related Products. The Company manufactures prophy and related products in its Earth City, Missouri, and Brownsville, Texas facilities. The primary processes involved in manufacturing the Company's prophy and related products include precision metal turning and milling, rubber molding, plastic injection molding, component parts assembly and finished goods packaging. In these processes, the Company uses a variety of computer numerically controlled
(CNC) machining centers, injection molding machines and robotic assembly machines, and continues to invest in new and more efficient equipment and production lines. The Company has a one-third interest in International Assembly Inc. (IAI), a contract manufacturer located in Mexico that assembles a portion of its disposable prophy angles.

Pastes, and Liquid and Gel Flourides. The Company blends and mixes all of its pastes and flourides at the Earth City, Missouri, and Brownsville, Texas facilities. The Company owns equipment used to form and die-cut expanded polyethylene foam and extruded plastic into finished products, and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

Handpieces and Components. The Company uses a variety of CNC machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces. Certain other handpiece component parts are sourced from a variety of Original Equipment Manufacturers (OEMs). The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands.

Infection Control Products. The Company manufactures and packages a variety of infection control products, sterilants and cleaners, at the Louisville, Colorado, and Earth City, Missouri facilities. Additionally, certain of the Company's infection control products are sourced from domestic manufacturers.

X-Ray Equipment. X-ray equipment is manufactured and assembled primarily by a contract manufacturer at the Company's premises in Fort Wayne, Indiana. The contract manufacturer supplies labor, purchases most components, and performs administrative and logistical functions associated with the production of the machines. The Company owns all of the tooling and engineering documentation used in the process. The Company manufactures its own X-ray generators, a critical system component.

Home Care Products. The Company sources most of its home care kit components, toothbrushes, and examination gloves from manufacturers in Asia, principally China, Thailand, India and Malaysia. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

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

COMPETITION

The Company competes with manufacturers of both branded and private-label dental products. The Company believes it is the market leader in disposable prophy angles and liquid surface disinfectants used in the professional dental market in the U.S. The Company also believes it is a leading provider of panoramic X-ray systems and supplies in the U.S. With the acquisition of Obtura Spartan, the Company believes it is a leader in systems designed for warm, vertical condensation obturation, as well as a leader in the domestic market for ultrasonic systems and tips used in endodontic surgery and retreatment.

The markets for the Company's products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company's competitors have greater financial, research, manufacturing, and marketing resources than the Company. The Company's competitors include DENTSPLY International Inc.; Sybron Dental Specialties, Inc.; Danaher Corporation; Oral-B Laboratories, a subsidiary of The Gillette Company; StarDental, a division of DentalEZ Group; Sultan Dental Products; Sultan Chemists, Inc.; Preventive Technologies, Inc.; John O. Butler Company; Proctor and Gamble Co.; Colgate-Palmolive Co.; Eastman Kodak Company; and Planmeca OY.

FDA REGULATION

The Company's products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (FDA). To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements are more stringent than those applicable in the United States. They also vary from country to country.

Medical Device Regulation. Pursuant to the Federal Food, Drug, and Cosmetic Act ("Act"), and the FDA's implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations. Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to assure an adequate degree of safety. The Company's dental device products are classified as either Class I or Class II devices. Class I devices are subject to "general controls," such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding. Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device-specific requirements. All of the Company's dental device products are subject to ongoing regulatory oversight by the FDA to ensure compliance with, among other things, product labeling, GMP, the quality system regulation
(QSR), recordkeeping, and medical device (adverse reaction) reporting requirements. The Company's facilities are further subject to periodic inspection by the FDA, as well as state and local agencies. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction and/or criminal or civil proceedings. In the medical device arena, the FDA may also request repair, replacement, or refund of the cost of any medical device manufactured or distributed by the Company.

Drug Regulation. The Company also markets drug products, such as fluorides, which are subject to regulation by the FDA and the counterpart agencies of the foreign countries where the products are sold. The FDA regulates the development, manufacture, sale, and distribution of drugs, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, unless a drug product falls within an over-the-counter (OTC) monograph, is generally recognized as safe, or is entitled to grandfather status, the drug must be approved by FDA before it may be legally marketed. Failure to comply with the FDA's drug regulatory requirements can result in issuance of an FDA Form 483 Inspectional Observations, Warning Letter, or another enforcement action or penalty.

FEDERAL INSECTICIDE, FUNGICIDE, AND RODENTICIDE ACT (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency
(EPA) under FIFRA, and by various state agencies under the laws of those states. Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold. Registrations must be renewed annually. Registration includes approval by the EPA of the product's label, including its claims and directions for use, which must be supported by data. EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious. The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency. Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the cancellation of a pesticide registration.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

Our operations involve production processes and the use and handling of materials that are subject to federal, state, and local environmental laws and regulations relating to, among other things, solid and hazardous waste disposal, air emissions, and waste water discharge. We are also required to comply with federal and state laws and regulations relating to occupational health and safety. If violations of any of these laws and regulations occur, or if toxic or hazardous materials are released into the environment as a result of our operations, the Company could be exposed to significant liability.

The Company believes it is in compliance in all material respects with respect to the laws and regulations applicable to it and its operations.

OTHER

The Company maintains a credit agreement with a borrowing capacity of $50,000, which expires in September 2007. There were no outstanding borrowings under this agreement at December 31, 2004. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

EMPLOYEES

As of December 31, 2004, the Company employed approximately 280 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

WEBSITE ACCESS TO COMPANY REPORTS AND CORPORATE GOVERNANCE MATERIALS

The Company makes available free of charge through our website, www.ydnt.com,
(1) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission; and (2) the Audit Committee, Compensation Committee and Nominating Committee charters and its Code of Ethics. The Company's website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

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


        NAME                       AGE    POSITION                             PRINCIPAL OCCUPATION DURING PAST 5 YEARS
        ----                       ---    ---------                            ----------------------------------------
        George E. Richmond          71    Chairman of the Board and Director   Chairman of the Board since 1997, Chief
                                                                               Executive Officer from 1995 to 2002, Director of
                                                                               the Company since its organization in 1995,
                                                                               President of Young Dental Manufacturing Company
                                                                               ("Young Dental") (predecessor to the Company)
                                                                               from 1961 until 1997.

        Alfred E. Brennan           52    Vice Chairman of the Board, Chief    Chief Executive Officer since January 2002, and
                                          Executive Officer and Director       Vice Chairman since July 2004, President from
                                                                               July 1998 to July 2004, and Director of the
                                                                               Company since August 1997, Chief Operating
                                                                               Officer of the Company from October 1997 until
                                                                               May 2002.

        Arthur L. Herbst, Jr.       41    President                            President since July 2004, Chief Operating
                                                                               Officer from May 2002 until July 2004, Chief
                                                                               Financial Officer from February 1999 until July
                                                                               2004, and Director from November 1997 to July
                                                                               2004.

        Stephen T. Yaggy            32    Secretary                            Secretary since May 2003, General Manager of
                                                                               Panoramic since May 2003, Corporate Controller
                                                                               of the Company since June 1998.

        Daniel E. Garrick           36    Vice President, Assistant Secretary  Vice President and Assistant Secretary since
                                                                               April 2001, President of Young Dental
                                                                               Manufacturing since May 2003, Director of
                                                                               Business Development of Young Innovations since
                                                                               August 1999, Partner of Alta Management
                                                                               Consulting from December 1998 to August 1999.

        Daniel J. Tarullo           45    Vice President                       Vice President of Business Development since
                                                                               July 2004, Director of Business Development
                                                                               since September 2003, Vice President of Lanmark
                                                                               Group, a healthcare marketing and advertising
                                                                               agency, from 2001 to 2003, Vice President of
                                                                               Ross/Brown from 2000 to 2001.

        Christine R. Boehning       34    Vice President, Chief Financial      Chief Financial Officer since July 2004, Vice
                                          Officer                              President of Finance since May 2004, Vice
                                                                               President of Investment Banking at Robert W.
                                                                               Baird from August 1998 to January 2004.



ITEM 2. PROPERTIES.

The Company's principal facilities are as follows:


                DESCRIPTION                   SQUARE FEET        LOCATION                   OWNED/LEASED
        ------------------------------------- ------------ ---------------------- ---------------------------------
        Corporate Headquarters
            and Manufacturing.............      113,000     Earth City, Missouri               Owned
        Manufacturing....................        12,000     Brownsville, Texas                 Owned
        Office and Manufacturing.........        39,000     Fort Wayne, Indiana                Owned
        Office and Manufacturing.........         8,000     Fort Wayne, Indiana     Leased, on month-to-month terms
        Office and Manufacturing.........        27,000     Louisville, Colorado    Leased, on month-to-month terms
        Office and Manufacturing.........        16,000     Fenton, Missouri        Leased, expires November 2008
        Office and Manufacturing.........        12,000     Livermore, California     Leased, expires July 2006
        Office and Distribution..........        33,000     Corona, California                 Owned
        Distribution.....................        23,000     Morristown, Tennessee   Leased on month-to-month terms
        Office...........................         7,500     Algonquin, Illinois       Leased, expires May 2007
        Office...........................         2,500     Chicago, Illinois         Leased, expires July 2008



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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Market Prices and Dividends

The Common Stock trades on the Nasdaq National Market under the symbol of "YDNT."

The following table sets forth the high and low prices of the Common Stock as reported by the Nasdaq National Market during the last eight quarters.




              --------------------------- ------------------ -------------------
                                            MARKET PRICE       CASH DIVIDENDS
                                            ------------       --------------
                                                                  DECLARED
                                                                  --------
              --------------------------- ------------------ -------------------
              Quarter                       High      Low
              -------                       ----      ---
              --------------------------- --------- -------- -------------------
              2003
              --------------------------- --------- -------- -------------------
              First.....................  $23.99    $21.90           --
              --------------------------- --------- -------- -------------------
              Second....................  $28.46    $20.72           --
              --------------------------- --------- -------- -------------------
              Third.....................  $32.75    $28.10          $0.03
              --------------------------- --------- -------- -------------------
              Fourth....................  $36.75    $29.86          $0.03
              --------------------------- --------- -------- -------------------

              --------------------------- --------- -------- -------------------
              2004
              --------------------------- --------- -------- -------------------
              First.....................  $38.86    $33.27          $0.04
              --------------------------- --------- -------- -------------------
              Second....................  $36.53    $25.25          $0.04
              --------------------------- --------- -------- -------------------
              Third.....................  $33.10    $23.96          $0.04
              --------------------------- --------- -------- -------------------
              Fourth....................  $36.10    $29.77          $0.04
              --------------------------- --------- -------- -------------------

              --------------------------- --------- -------- -------------------



On January 31, 2005, there were approximately 159 holders of record of the Company's Common Stock.

Payment of future cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors, and will be subject to any applicable restrictions contained in the Company's then existing credit arrangements.



                    ISSUER PURCHASES OF EQUITY SECURITIES (1)


                      ---------------------------------------------------------------------------------------

                                                                               Total Number      Maximum
                                                                                of Shares       Number of
                                                                               Purchased as    Shares that
                                                                                 Part of        May Yet Be
                                              Total Number                       Publicly       Purchased
                                               of Shares      Average Price     Announced       Under the
                            Period             Purchased     Paid per Share      Program         Program
                      ------------------------------------------------------------------------------------
                      October 2004                    11           $33.09              11             489
                      ------------------------------------------------------------------------------------
                      November 2004                   29           $32.67              29             460
                      ------------------------------------------------------------------------------------
                      December 2004                   20           $31.24              20             440
                      ------------------------------------------------------------------------------------
                      Total 2004                      60           $32.28              60
                      ------------------------------------------------------------------------------------

(1) The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004, and will expire in July 2005.


ITEM 6. SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. All amounts except per share data are expressed in thousands.


                                                                       YEAR ENDED DECEMBER 31
                                                                       ----------------------

                                                         2004      2003(1)    2002(2)     2001(3)    2000(4)
                                                         ----      --------   ---------   --------   --------
INCOME STATEMENT DATA:
  Net sales......................................      $  79,201   $  72,562   $  67,147    $ 58,824    $ 48,737

  Cost of goods sold.............................         35,851      32,129      30,025      26,397      22,025
                                                       ---------   ---------   ---------    --------    --------

   Gross profit..................................         43,350      40,433      37,122      32,427      26,712

  Selling, general and administrative expenses            22,219      19,025      18,562      16,943      13,284
                                                       ---------   ---------   ---------    --------    --------

  Income from continuing operations..............         21,131      21,408      18,560      15,484      13,428

  Interest expense (income) and other, net                  (144)       (109)        286         225         108
                                                       ---------   ---------   ---------    --------    --------

  Income from continuing operations before
   provision for  income taxes...................         21,275      21,517      18,274      15,259      13,320

  Provision for income taxes.....................          8,138       8,231       7,127       5,875       5,142
                                                       ---------   ---------   ---------    --------    --------

  Net income from continuing operations..........         13,137      13,286      11,147       9,384       8,178

  Net income from discontinued operations........            797         (85)        264         161         127
                                                       ---------   ---------   ---------    --------    --------

  Net income.....................................      $  13,934   $  13,201   $  11,411    $  9,545    $  8,305
                           ==                          =========   =========   =========    ========    ========

  Basic earnings per share (5)...................      $    1.54   $    1.46   $    1.29    $   0.99    $   0.85
                           ==                          =========   =========   =========    ========    ========
   Basic earnings per share from continuing
      operations.................................      $    1.45   $    1.47   $    1.26    $   0.97    $   0.84
                           ==                          =========   =========   =========    ========    ========
      Basic earnings per share from discontinued
      operations.................................      $    0.09   $   (0.01)  $    0.03    $   0.02    $   0.01
                           ==                          =========   =========   =========    ========    ========


 Basic weighted average common shares
     Outstanding (5).............................          9,040       9,017       8,876       9,662       9,752

  Diluted earnings per share (5).................      $    1.48   $    1.40   $    1.22    $   0.96    $   0.84
                           ==                          =========   =========   =========    ========    ========
    Diluted earnings per share from continuing
      operations.................................      $    1.40   $    1.41   $    1.19    $   0.95    $   0.83
                           ==                          =========   =========   =========    ========    ========
      Diluted earnings per share from discontinued
      operations.................................      $    0.08   $   (0.01)  $    0.03    $   0.01    $   0.01

  Diluted weighted average common shares
     Outstanding (5).............................          9,409       9,431       9,331       9,904       9,914

  Cash dividends declared per common share             $    0.16   $    0.06         n/a         n/a         n/a
                           ==                          =========   =========



                                                                         AS OF DECEMBER 31
                                                         2004      2003(1)    2002(2)     2001(3)     2000(4)
                                                         ----      --------   ---------   --------    --------

BALANCE SHEET DATA:

  Working capital...................                   $  19,428   $  12,676   $  12,645    $ 12,439    $ 11,578

  Total assets......................                     109,829     101,484      84,988      83,605      69,592

  Total debt (including current maturities)                    0       2,852       4,304      16,984         592

  Stockholders' equity..............                      95,137      82,963      67,670      55,885      60,487


----------
(1)  On December 1, 2003, the Company acquired substantially all of the assets of Obtura Corporation and Earth City Technologies (collectively "Obtura
     Spartan"). The income statement data for the year ended December 31, 2003 include results of operations for Obtura Spartan from December 1, 2003 through December 31, 2003. The balance sheet data as of December 31, 2003 includes the Obtura Spartan acquisition.



(2) Weighted average common shares outstanding decreased from 2001 to 2002 primarily as a result of the Company's buyback of 1,050 shares from George
     E. Richmond, its Chairman of the Board and then Chief Executive Officer, in
     November 2001.

(3) On June 12, 2001, the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively
     "Biotrol"). The income statement data for the year ended December 31, 2001 include results of operations for Biotrol from June 12, 2001, through December 31, 2001. The balance sheet data as of December 31, 2001 include the Biotrol acquisition.

(4) On June 13, 2000 the Company acquired substantially all of the assets of Plak Smacker. The income statement data for the year ended December 31, 2000 include results of operations for Plak Smacker from June 13, 2000 through December 31, 2000. The balance sheet data as of December 31, 2000 include the Plak Smacker acquisition.

(5) Earnings per share data and shares outstanding retroactively reflect the impact of the three-for-two stock split of the Company's Common Stock in the form of a stock dividend payable on March 28, 2002 to stockholders of record as of the close of business on March 22, 2002. All share and per share numbers give effect to such stock split.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS (MD&A) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS).

GENERAL

Young Innovations, Inc. and subsidiaries ("the Company") develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, moisture control products, infection control products, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). These products are primarily marketed to dental professionals, principally dentists, endodontists, orthodontists, dental hygienists, and dental assistants. The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada.

The Company operates in one reporting segment, which is engaged in the development and manufacture of a broad line of products marketed to dental professionals, principally dentists, dental hygienists and dental assistants. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 10% of the Company's total net sales in 2004.

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which was previously reported as a distinct reporting segment, sold toothbrushes, children's toothpastes and dental accessories to mass merchandisers under the Plak Smacker brand name. As a result of the disposition, we have reclassified our historical and current year financial statements to reflect the retail segment as discontinued operations.

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

Allowance for doubtful accounts - The Company has 38% of its December 31, 2004 accounts receivable balance with two large customers (see footnote 5 of the financial statements set forth in Item 8) with the remaining balance among numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

Inventory - The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO)basis. Inventory values are based upon standard costs, which approximate historical costs. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. If demand for the Company's products is significantly different than Management's expectations, the reserve could be materially impacted. Charges to the reserves are included in cost of goods sold.

Goodwill and other intangible assets - The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by Management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on Management's judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

Contingencies - The Company and its subsidiaries from time to time are subject to various contingencies, including legal proceedings arising in the normal course of business. Management, with the assistance of external legal counsel, performs an analysis of current litigation, and will record liabilities if a loss is probable and can be reasonably estimated. The Company believes the reserve is adequate; however, it cannot guarantee that costs will not be incurred in excess of current estimates.

Assets and Liabilities Acquired in Business Combinations - The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, "Business Combinations," which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, "Business Combinations." The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company's measurement of fair values and certain preacquisition contingencies may impact the Company's cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. For larger acquisitions, third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

RESULTS OF OPERATIONS (IN YEARS ENDED DECEMBER 31 THOUSANDS, EXCEPT PER SHARE
DATA)

   The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.



                                                             2004         2003       2002
                                                          ---------    ---------  ---------
Net sales...............................................     100.0%      100.0%     100.0%
Cost of goods sold......................................      45.3        44.3      44.7
                                                             -----       -----      -----
Gross profit............................................      54.7        55.7       55.3
Selling, general and administrative expenses............      28.1        26.2       27.6
                                                             -----       -----      -----
Income from continuing operations.......................      26.6        29.5       27.7
Interest expense (income) and other, net................       (.2)        (.2)        .4
                                                             -----       -----      -----
Income from continuing operations before provision
     for income taxes...................................      26.8        29.7       27.3
Provision for income taxes..............................      10.2        11.4       10.7
                                                             -----       -----      -----
Net income from continuing operations...................      16.6        18.3       16.6
Net income from discontinued operations.................       1.0         (.1)        .4
Net income..............................................      17.6%       18.2%      17.0%
                                                             =====       =====      =====


YEAR ENDED DECEMBER 31, 2004, COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Net Sales - Net sales from continuing operations for the year ended December 31, 2004 were $79,201, up 9.1% or $6,639 from $72,562 in the prior year. The increase was the result of incremental sales from acquired businesses and growth in end-user demand for our products. Approximately $8,000 of this growth is the result of the acquisition of Obtura Spartan on December 1, 2003. The increase was offset by a reduction in second quarter sales resulting from the restructuring of sales incentive programs to dealers.

     Gross Profit - Gross profit increased $2,917, or 7.2%, from $40,433 in 2003 to $43,350 in 2004. Gross margin decreased from 55.7% in 2003 to 54.7% in 2004. The decrease in gross margin was primarily the result of changes in product mix.

     Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased $3,194, or 16.8%, to $22,219 in 2004 from $19,025 in 2003. The increase in SG&A costs in 2004 is primarily attributable to incremental SG&A expenses from acquired businesses. Additionally, increased personnel and related costs necessary to comply with the new Sarbanes-Oxley legislation contributed to the increase in 2004. These increases were partially offset by a reduction in performance compensation expense and personnel costs resulting from consolidation activities. As a percentage of net sales, SG&A expenses increased to 28.1% in 2004 from 26.2% in 2003 as a result of the factors explained above.

     Income from Operations - Income from operations in 2004 was $21,131 compared to $21,408 in 2003, a decrease of 1.3%. The decrease is a result of the factors described above.

     Provision for Income Taxes - During the year ended 2004, the Company's provision for income taxes decreased to $8,138 versus $8,231 in 2003 as a result of lower pre-tax income. The effective tax rate in 2004 and 2003 was 38.25%.

     Discontinued Operations - The results of operations and gain from the sale of our retail segment, which was sold in December 2004, are reflected as discontinued operations. The 2004 results include sales of $3,086 and related operating income of $1,292. This includes a pre-tax gain on the sale of $1,156, net of certain transaction costs.

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

    Net Sales - Net sales from continuing operations increased $5,415, or 8.1%, to $72,562 in 2003 from $67,147 in 2002. Approximately $650 of this growth was the result of the acquisition of Obtura Spartan on December 1, 2003. Strong response to promotional activity and solid end-user demand across product lines contributed to the remaining growth in the sales of professional products for the year.

    Gross Profit - Gross profit increased $3,311, or 8.9%, to $40,433 in 2003 from $37,122 in 2002. Gross margin increased from 55.3% in 2002 to 55.7% in 2003 as a result of several factors including product mix, the realization of productivity improvements in manufacturing, and acquisition integration activities.

    Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased $463, or 2.5%, to $19,025 in 2003 from $18,562 in 2002. The primary increase in SG&A costs in 2003 related to increases in personnel costs consistent with the growth of the Company. The increases were offset by cost-containment measures which generated SG&A growth at a rate less than sales growth. As a percentage of net sales, SG&A expenses decreased to 26.2% in 2003 from 27.6% in 2002 as a result of the factors explained above.

    Income from Operations - Income from operations increased $2,848, or 15.3%, to $21,408 in 2003 from $18,560 in 2002 as a result of the factors explained above.

    Provision for Income Taxes - Provision for income taxes increased $1,104 in 2003 to $8,231 from $7,127 for 2002 primarily as a result of higher pre-tax income. The effective tax rate was 38.25% in 2003 compared to 39.0% in 2002. This decrease in effective tax rate was the result of a reduction in expenses that are not deductible for tax purposes.

     Discontinued Operations - The results of operations of our retail segment, which was sold in December 2004, are reflected as discontinued operations. The 2003 results include sales of $3,594 and related operating loss of $139.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF CASH
Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $12,531, $16,441, and $16,258, for 2004, 2003 and 2002, respectively. The decrease in operating cash flow in 2004 is primarily attributable to a build in inventory related to facility consolidations and new product introductions and an increase in notes receivable due to increased participation in an equipment financing program, offset by a decrease in accounts receivable due to timing of sales, and decreased compensation accruals and accruals related to the finalization of Obtura Spartan purchase accounting.

The Company maintains a credit agreement with a borrowing capacity of $50,000, which expires in September 2007. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25%, or Prime to Prime + .5%, depending on the Company's level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2004, the Company was in compliance with all of these covenants.

At December 31, 2004, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short- and long-term basis.

USES OF CASH
Consistent with historical spending, the Company's uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2004
Capital expenditures for property, plant and equipment were $5,577 in 2004. Significant capital expenditures included the purchase of a new distribution facility in California, office and meeting space in Illinois, and new tooling and equipment for our manufacturing facilities. In February 2004, YI Ventures LLC (a wholly owned subsidiary) acquired a small ultrasonic cleaning systems product line. In the fourth quarter of 2004, the Company repurchased 60 shares of its Common Stock from various stockholders for $1,924. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2004,for a total payment of $1,476.

2003
Capital expenditures for property, plant and equipment were $2,122 in 2003. Significant capital expenditures related to building improvements and new tooling for product enhancements. In September 2003, YI Ventures LLC (a wholly owned subsidiary) acquired a company which provides dental services. On December 1, 2003, the Company acquired substantially all of the assets of Obtura Corporation and Earth City Technologies, Inc., collectively known as Obtura Spartan. The Company originally paid $12,572 in cash, with money set aside in escrow pending the settlement of any indemnification claims. Upon final settlement in 2004, the purchase price was $12,347. Quarterly dividends of $0.03 per share were paid September 15 and December 15, 2003, for a total payment of $547.

2002
Capital expenditures for property, plant and equipment were $2,660 in 2002. In November and December 2002, the Company repurchased 81 shares of its Common Stock from various stockholders for $1,709.


                                                                           PAYMENTS DUE BY PERIOD
                                                 ---------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                           LESS THAN                                      BEYOND 5
                                                                  ---------                                      --------
                                                     TOTAL         1 YEAR         1-3 YEARS       4-5 YEARS        YEARS
                                                     -----         ------         ---------       ---------        -----

Capital Lease Obligations......................  $      --       $     --       $     --               --              --
Operating Leases (including buildings).........      1,699            871            780        $      48              --
Long-Term Debt.................................         --             --             --               --              --
                                                 ---------       --------       --------        ---------        --------
Total      ....................................  $   1,699       $    871       $    780        $      48              --
                                                 ---------       --------       --------        ---------        --------


As of December 31, 2004 and 2003, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities which were established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes.

RECENT FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred, and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's third quarter ending September 30, 2005. The Company has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company's average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $31, $26, and $115 of additional interest expense in the years ended December 31, 2004, 2003 and 2002, respectively.

Sales of the Company's products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside the United States. Of these foreign sales, more than 99% are denominated in U.S. dollars, with the remaining amount denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Young Innovation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, IL
March 4, 2005

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Young Innovations, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
     o provide reasonable assurance that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and
     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and testing, and actions taken to correct deficiencies as identified.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility that controls can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, conditions in our business change over time, and, therefore, internal control effectiveness may vary over time.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm, KPMG LLP, have issued an attestation report on our assessment of the Company's internal control over financial reporting. This report appears on the following page.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Young Innovations, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting , that Young Innovations, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations, Inc. and subsidiary's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Young Innovations, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Chicago, Illinois
March 4, 2005

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                      December 31
                                                                                                ------------------------
                                                                                                   2004        2003
                                                                                                   ----        ----

                                                        ASSETS

Current assets:
   Cash and cash equivalents...............................................................     $    2,552  $      938
   Trade accounts receivable, net of allowance for doubtful accounts of $451 and $641, in
     2004 and 2003, respectively...........................................................          9,976      11,212
   Inventories.............................................................................         10,942       9,017
   Other current assets....................................................................          3,640       3,403
                                                                                                     -----     -----

           Total current assets............................................................         27,110      24,570
Property, plant and equipment, net.........................................................         22,137      19,240
Goodwill  .................................................................................         52,617      51,003
Other intangible assets....................................................................          6,105       5,824
Other assets...............................................................................          1,860         847
                                                                                                ----------  ----------
                Total assets...............................................................     $  109,829  $  101,484
                                                                                                ==========  ==========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt....................................................     $      --    $   2,852

   Accounts payable and accrued liabilities................................................          7,639       9,042
    Net liabilities for discontinued operations............................................             43          --
                                                                                                ----------  ----------
           Total current liabilities.......................................................          7,682      11,894

Deferred income taxes......................................................................          7,010       6,627
Stockholders' equity:
   Common stock, voting, $.01 par value, 25,000 shares authorized 9,038 and 9,004 shares
     issued and outstanding, net of treasury stock, in 2004 and 2003, respectively.........             90          90
   Additional paid-in capital..............................................................         29,033      28,367
   Deferred stock compensation.............................................................           (598)       (935)
   Retained earnings.......................................................................         83,884      71,426
   Common stock in treasury, at cost 1,146 and 1,157 shares in 2004 and 2003, respectively.
                                                                                                   (17,272)    (15,985)
                                                                                                ----------  ----------
           Total stockholders' equity......................................................         95,137      82,963
                                                                                                ----------  ----------
                Total liabilities and stockholders' equity.................................     $  109,829  $  101,484
                                                                                                ==========  ==========


        The accompanying notes are an integral part of these statements.



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                     Years Ended December 31
                                                               ---------------------------------
                                                                2004         2003         2002
                                                                ----         ----         ----

Net sales ..................................................   $ 79,201    $ 72,562    $ 67,147
     Cost of goods sold ....................................     35,851      32,129      30,025
                                                               --------    --------    --------
Gross profit ...............................................     43,350      40,433      37,122
     Selling, general and administrative expenses ..........     22,219      19,025      18,562
                                                               --------    --------    --------
Income from operations .....................................     21,131      21,408      18,560
     Interest expense, net .................................         18          17         282
     Other (income) expense, net ...........................       (162)       (126)          4
                                                               --------    --------    --------
Income before provision for income taxes ...................     21,275      21,517      18,274
      Provision for income taxes ...........................      8,138       8,231       7,127
                                                               --------    --------    --------
Net income from continuing operations ......................     13,137      13,286      11,147
Net income (loss) from discontinued operations .............        797         (85)        264
                                                               --------    --------    --------

Net income .................................................   $ 13,934    $ 13,201    $ 11,411
                                                               ========    ========    ========
Basic earnings per share ...................................   $   1.54    $   1.46    $   1.29
                                                               ========    ========    ========
     Basic earnings per share from continuing operations ...   $   1.45    $   1.47    $   1.26
                                                               ========    ========    ========
     Basic earnings per share from discontinued operations .   $   0.09    $  (0.01)   $   0.03
                                                               ========    ========    ========

Diluted earnings per share .................................   $   1.48    $   1.40    $   1.22
                                                               ========    ========    ========
     Diluted earnings per share from continuing operations .   $   1.40    $   1.41    $   1.19
                                                               ========    ========    ========
     Diluted earnings per share from discontinued operations   $   0.08    $  (0.01)   $   0.03
                                                               ========    ========    ========
Basic weighted average shares outstanding ..................      9,040       9,017       8,876
                                                               ========    ========    ========
Diluted weighted average shares outstanding ................      9,409       9,431       9,331
                                                               ========    ========    ========



        The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)




                                        Additional                Common
                              Common     Paid-In     Retained    Stock in   Deferred Stock                      Comprehensive
                              Stock      Capital     Earnings    Treasury    Compensation       Total               Income
                              -----      -------     --------    --------    ------------       -----               ------

BALANCE, December 31, 2001
                              $    89      27,828     47,361    (17,785)     (1,608)          55,885
     Net income...........          -          -      11,411          -           -           11,411              $11,411
     Common stock
       purchased...........                    -           -     (1,709)          -           (1,709)
     Stock options                                                1,524
       exercised..........          -         222          -                      -            1,746
Amortization of deferred
   stock  compensation....          -                                           337              337
     Comprehensive Income                                                                                         $11,411
                                                                                                                  =======
                              ------   ----------  ---------    --------      -----         --------
     BALANCE, December
       31, 2002...........         89      28,050     58,772    (17,970)     (1,271)          67,670
     Net income...........          -           -     13,201           -          -           13,201              $13,201
     Common stock                                                                 -              (65)
       purchased....                1          --          -         (66)
     Stock options                            317                 2,051
       exercised..........          -                      -                      -            2,368
     Amortization of
       deferred stock
       compensation                 -           -          -          -         336              336
     Cash dividends,                                    (547)
       ($0.06 per share)            -                                                           (547)
     Comprehensive Income                                                                                         $13,201
                                                                                                                  =======
                              ------   ----------  ---------    --------      -----         --------
     BALANCE, December
       31, 2003...........         90      28,367     71,426    (15,985)       (935)          82,963
     Net income...........          -           -     13,934          -           -           13,934              $13,934
     Common stock                   -                            (1,924)          -           (1,924)
       purchased...........                    --          -
     Stock options                  -         666                    637                       1,303
       exercised..........                                 -                      -
     Amortization of
       deferred stock
       compensation.......          -           -          -          -         337              337
     Cash dividends,                                  (1,476)                                 (1,476)
       ($0.16 per share)            -
     Comprehensive Income                                                                                         $13,934
                                                                                                                  =======
                              ------   ----------  ---------    --------      -----         --------
BALANCE, December 31, 2004
                              $   90   $   29,033  $  83,884    $(17,272)     $(598)        $ 95,137
                              ======   ==========  =========    =========     =====         =========

        The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                Years Ended December 31
                                                                          ----------------------------------
                                                                             2004         2003         2002
                                                                             ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................   $ 13,934    $ 13,201    $ 11,411
                                                                           --------    --------    --------
   Adjustments to reconcile net income to net cash flows from operating activities:
       Gain from sale of discontinued operations, net of tax ...........       (714)          0           0
       Depreciation and amortization ...................................      3,166       2,625       2,536
       Deferred income taxes ...........................................        383       1,723         545
       Loss on disposal of property, plant and equipment ...............        113          35         148
       Changes in assets and liabilities, net of effects of acquisitions and divestitures
         Trade accounts receivable .....................................      1,388        (319)       (105)
         Inventories ...................................................     (2,024)        322        (778)
         Other current assets ..........................................       (180)       (720)       (510)
         Other assets ..................................................     (1,340)       (367)        671
         Accounts payable and accrued liabilities ......................     (2,195)        (59)      2,340
                                                                           --------    --------    --------
                  Total adjustments ....................................     (1,403)      3,240       4,847
                                                                           --------    --------    --------
           Net cash flows from operating activities ....................     12,531      16,441      16,258
                                                                           --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Payments) recoveries for acquisitions, net of cash acquired ........     (1,254)    (13,178)        431
   Proceeds from sale of discontinued operations .......................      1,800           0           0
   Purchases of property, plant and equipment ..........................     (5,577)     (2,122)     (2,660)
                                                                           --------    --------    --------
           Net cash flows from investing activities ....................     (5,031)    (15,300)     (2,229)
                                                                           --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt ..........................................    (12,420)     (4,304)    (57,028)
   Borrowings on long-term debt ........................................      9,568       2,852      44,348
   Proceeds from stock options exercised ...............................        366       1,308         832
   Purchases of treasury stock .........................................     (1,924)        (66)     (1,709)
   Payment of cash dividend ............................................     (1,476)       (547)       --
                                                                           --------    --------    --------
           Net cash flows from financing activities ....................     (5,886)       (757)    (13,557)
                                                                           --------    --------    --------
Net increase in cash and cash equivalents ..............................      1,614         384         472
Cash and cash equivalents, beginning of period .........................        938         554          82
                                                                           --------    --------    --------
Cash and cash equivalents, end of period ...............................   $  2,552    $    938    $    554
                                                                           ========    ========    ========

        The accompanying notes are an integral part of these statements



                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION:


Young Innovations, Inc. and its subsidiaries ("the Company") develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, moisture control products, infection control products, ultrasonic sealing and endodontic systems, and obturation systems used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2004, 2003 and 2002.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

SEGMENT INFORMATION

Prior to the divestiture of its retail division in December 2004, the Company had two reporting segments, professional and retail, as defined by Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The professional segment sells products to dentists, dental hygienists and dental assistants. The retail segment previously sold products to consumers through mass merchandisers. The Company has determined that there are no additional segments which meet the criteria of reporting segments per SFAS 131.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of assets are capitalized. Upon disposition, cost and accumulated depreciation are eliminated from the related accounts, and any gain or loss is reflected in the statements of income. The Company provides depreciation using the straight-line method over the estimated useful lives of respective classes of assets as follows:

                   Buildings and improvements.....................3 to 40 years
                   Machinery and equipment........................3 to 10 years
                   Equipment rented to others.....................4 to 15 years

EQUITY INVESTMENT

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The Company paid approximately $1,050 in cash for this investment. The investment is being accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Shets. Equity income (loss) is recorded using a three-month lag. The Company's losses attributed to IAI are included in other expense, net and totaled $10, $1, and $150 for 2004, 2003 and 2002, respectively. The asset balance at December 31, 2004 for this investment is $280, of which approximately $250 represents goodwill.

The Company purchases certain services from IAI at amounts less than would be paid to unrelated parties. The amounts paid for these services totaled $244, $198, and $458 in 2004, 2003 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships. Trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of SFAS No. 142. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses and measures any impairments of long-lived assets in accordance with the provisions of SFAS No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during the years ended 2004, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value. Due to the short term nature of the notes receivable, book value approximates fair value.

REVENUE RECOGNITION

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company's shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option, with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2004 and 2003.

ADVERTISING COSTS

Advertising costs are expensed when incurred. Advertising costs were approximately $2,347, $1,950, and $2,070 for 2004, 2003 and 2002, respectively.


RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed when incurred and totaled $715, $511, and $596 for 2004, 2003 and 2002, respectively.

INTEREST EXPENSE (INCOME), NET

Interest expense (income) includes interest paid related to borrowings on the Company's credit facility, as well as offsetting interest income earned on various investments and notes receivable. In 2004, 2003 and 2002 interest income totaled $76, $62, and $63, respectively.

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

STOCK-BASED COMPENSATION

The Company adopted the 1997 Stock Option Plan ("the Plan") effective in November 1997, and amended the Plan in 1999 and 2001. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company's net income and earnings per share would approximate the pro forma amounts below:


                                                         Year Ended                  Year Ended              Year Ended
                                                      December 31, 2004          December 31, 2003         December 31, 2002
                                                      -----------------          -----------------         -----------------
                                                      As          Pro            As        Pro               As             Pro
                                                   Reported      Forma        Reported    Forma           Reported         Forma
                                                   --------      -----        --------    -----           --------         -----

Net income..................................     $  13,934     $ 13,267       $13,201     $ 11,919        $11,411          $10,265
     Net income from continuing
operations.........                                 13,137       12,470        13,286       12,004         11,147           10,001
     Net income (loss) from discontinued
operations.......                                      797          797           (85)         (85)           264              264
Earnings per share:
  Basic.....................................     $    1.54     $   1.47       $  1.46     $   1.32        $  1.29          $  1.16
  Basic earnings per share from continuing
  operations......................               $    1.45     $   1.38       $  1.47     $   1.33        $  1.26          $  1.13
  Basic earnings per share from discontinued
  earnings...............                        $    0.09     $   0.09       $ (0.01)    $  (0.01)       $  0.03          $  0.03
  Diluted...................................     $    1.48     $   1.41       $  1.40     $   1.26        $  1.22          $  1.10
  Diluted earnings per share from continuing
  operations......................               $    1.40     $   1.33       $  1.41     $   1.27        $  1.19          $  1.07
  Diluted earnings per share from discontinued
  operations                                     $    0.08     $   0.08       $ (0.01)    $  (0.01)       $  0.03          $  0.03


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001: (i) dividend yield of 0%; (ii) expected volatility of 43.7%; (iii) risk-free interest rate of 4.8%; and (iv) expected life of 8.0 years. The weighted average fair value of the options at the grant date was $8.49 for 2001. The following weighted average assumptions were used for 2003:
(i) dividend yield of 0.37%; (ii) expected volatility of 32.3%; (iii) risk-free interest rate of 4.5%; and (iv) expected life of 8.0 years. The weighted average fair value of the options at the grant date was $14.22 for 2003. No options were granted in 2002 or 2004.

SUPPLEMENTAL CASH FLOW INFORMATION

Cash flows from operating activities include $6,545, $5,782, and $5,401 for the payment of federal and state income taxes and $81, $83, and $376 for the payment of interest during 2004, 2003 and 2002, respectively.

3.  ACQUISITIONS:

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired Healthsonics Corporation for $1,500. Healthsonics manufactures ultrasonic cleaning systems. The acquisition resulted in the recognition of approximately $1,500 of goodwill. The allocation of purchase price to goodwill is preliminary and subject to adjustment in the future. The results of operations for Healthsonics are included in the consolidated financial statements since February 2004.

On December 1, 2003, the Company acquired substantially all of the assets and assumed a portion of the liabilities of Obtura Corporation and Earth City Technologies (collectively "Obtura Spartan"). The Company paid $12,572 in cash, including transaction costs. Of the purchase price, $1,000 was set aside in an escrow account pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $12,347. The settlement included the acquisition of the seller's Obtura Spartan Canada operations in November 2004 for approximately $500. Upon the finalization of the settlement and purchase accounting during the fourth quarter of 2004, the final purchase price allocation was completed and goodwill was determined to be $8,166, including the Canadian operations. The following table summarizes the adjustments made to the preliminary purchase price allocation. Some management and administrative terminations were completed and all accrued severance liabilities were paid prior to December 31, 2004.


                                                     Preliminary          Total              Final
                                                     Allocation        Adjustments        Allocation
                                                     -----------------------------------------------
           Purchase Price                               12,572             (225)            12,347
                                                     -----------------------------------------------

           Current assets                                2,470              340              2,810
           Property, plant and equipment                   394               27                421
           Intangible assets                             3,588              250              3,838
           Goodwill                                      8,089               77              8,166
           Current liabilities assumed                  (1,769)            (519)            (2,288)
           Accrued severance liabilities                  (200)            (400)              (600)
                                                     -----------------------------------------------
           Net assets acquired                          12,572             (225)            12,347
                                                     -----------------------------------------------


Of the $3,838 allocated to intangible assets, Years Ended $1,200 was assigned to license arrangements and December 31 $591 was assigned to core technology, both with 20-year useful lives. In addition, $250 was assigned to customer relationships with a five-year useful life. The remaining $1,797 was assigned to trademarks that are not subject to amortization. The results of operations for Obtura Spartan are included in the consolidated financial statements since December 1, 2003. George E. Richmond, the Company's Chairman, owned 20% of Earth City Technologies at the time of the acquisition. The transaction was unanimously approved by the independent directors of the Company.

4. DISCONTINUED OPERATIONS:

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which has previously been reported as a separate segment, sold toothbrushes, children's toothpaste and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail operations are accounted for as discontinued operations and accordingly, operating results and net assets are segregated in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets. The Company recorded a pre-tax gain of $1,156 on the transaction, which is included in the consolidated income statement caption "net income (loss) from discontinued operations." The net current liabilities of this discontinued operation are primarily accounts receivable and accounts payable. Results for discontinued operations are as follows (in thousands):


                                                    2004       2003        2002
                                                    ----       ----        ----
          Net sales............................   $ 3,086    $ 3,594    $ 5,071
          Income before income taxes...........     1,292       (139)       438
          Provision for income taxes...........       495        (54)       174

          Net income...........................       797        (85)       264


5.  MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company's credit risk is concentrated among two distributors accounting for 38% and 44% of accounts receivable at December 31, 2004 and 2003, respectively.

The percentage of net sales made to major distributors of the Company's continuing operations were as follows:

                                                            Years Ended
                                                            December 31
                                                    ----------------------------
                     Distributor                      2004      2003      2002
                     -----------                      ----      ----      ----

          Henry Schein, Inc.......................  16.2%     22.0%     15.0%
          Patterson Dental Company................  13.7%     18.9%     16.2%

6.  NOTES RECEIVABLE:

During the normal course of business, the Company issues notes in connection with equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:

                                                               December 31
                                                           ---------------------
                                                             2004       2003
                                                             ----       ----

         Notes receivable, short-term...................  $ 1,764    $    746
         Notes receivable, long-term....................    1,496         365
                                                          -------    --------

         Total notes receivable.........................  $ 3,260    $ 1,111
                                                          =======    =======


Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets. The Company increased the financing program during 2004, which lead to an increased notes receivable balance compared to December 31, 2003. Notes bear interest at rates ranging from 0% to 12%, and have a weighted average maturity of 32 months. Interest income related to the notes are included in the consolidated income statement caption "interest expense (income), net."

7.  INVENTORIES:

Inventories consist of the following:
                                                            December 31
                                                        ---------------------
                                                          2004       2003
                                                          ----       ----

         Finished products...........................    $  6,489    $ 5,178
         Work in process.............................       1,957      1,327
         Raw materials and supplies..................       2,496      2,512
                                                        ---------   --------
                    Total inventories                    $ 10,942    $ 9,017
                                                         ========    =======

8.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:



                                                                      December 31
                                                                 -----------------------
                                                                    2004        2003
                                                                    ----        ----

         Land....................................................  $  1,611    $   1,086
         Buildings and improvements..............................    11,149        7,585
         Machinery and equipment.................................    18,786       17,813
         Equipment rented to others..............................     5,952        6,011
         Construction in progress................................       997        1,199
                                                                   --------     --------
                                                                   $ 38,495     $ 33,694

         Less - Accumulated depreciation.........................   (16,358)     (14,454)
                                                                    --------     --------
                    Total property, plant and equipment, net.....  $ 22,137    $  19,240
                                                                   ========    =========


The machinery and equipment under capital lease and related accumulated depreciation at December 31, 2003 was $384 and $319, respectively. The Company no longer has the machinery and equipment under capital lease as of December 31, 2004. Depreciation expense was $2,603, $2,288, and $2,125 for 2004, 2003 and
2002, respectively.

9.  OTHER ASSETS:

Other assets consist of the following:
                                                                  December 31
                                                                ----------------
                                                                 2004     2003
                                                                 ----     ----

         Investment in IAI..................................      $ 280   $  376
         Notes receivable, long-term .......................      1,496      365
         Other..............................................         84      106
                                                                 ------  -------
                    Total other assets......................     $1,860   $  847
                                                                 ======   ======


10.   GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill consists of the following:
                                                              December 31
                                                          ----------------------
                                                            2004        2003

         Goodwill....................................       $57,415    $ 55,801
         Less - Accumulated amortization.............        (4,798)     (4,798)
                                                           --------- -----------
                    Total goodwill...................      $ 52,617    $ 51,003
                                                           ========    ========


Goodwill increased $1,614 during 2004. The primary reason for the increased goodwill was the first quarter acquisition of Healthsonics corporation by YI Ventures LLC (a wholly owned subsidiary) for $1,500. Healthsonics manufactures and distributes ultrasonic equipment and solutions. The acquisition resulted in the recognition of approximately $1,500 of goodwill. The remaining increase in goodwill was the result of adjustments to the fair value estimates of the assets and liabilities of Obtura Spartan, which was acquired on December 1, 2003, and Midwest Laboratories, which was acquired on September 16, 2003. There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2004 and 2003.

Other intangibles consist of the following:


                                                         AS OF DECEMBER 31, 2004
                                        --------------------------------------------------------
                                        GROSS CARRYING        ACCUMULATED        NET CARRYING
                                        --------------        -----------        ------------
                                            AMOUNT            AMORTIZATION          AMOUNT
                                            ------            ------------          ------
     Amortized intangible assets
          License agreements                $    1,200        $      65          $      1,135
          Core technology                          591               32                   559
          Patents                                  499              263                   236
          Product formulas                         430               37                   393
          Customer relationships                   250                0                   250
          Non-compete agreements                   252               75                   177
          Supplier relationships                   130               86                    44
                                            ----------        ---------          ------------
               Total                        $    3,352        $     558          $      2,794

     Intangible assets not subject to
     amortization
          Trademarks                        $    3,311                           $      3,311
                                            ----------                           ------------
               Total intangible assets      $    6,663        $     558          $      6,105



                                                         AS OF DECEMBER 31, 2003
                                           GROSS CARRYING         ACCUMULATED      NET CARRYING
                                           --------------         -----------      ------------
                                                AMOUNT            AMORTIZATION       AMOUNT
                                                ------            ------------       ------
     Amortized intangible assets
          License agreements                $    1,200        $       6          $      1,194
          Core technology                          591                4                   587
          Patents                                  481              234                   265
          Product formulas                         430               27                   403
          Supplier relationships                   130               66                    64
                                            ----------        ---------          ------------
               Total                        $    2,832        $     332          $      2,513

     Intangible assets not subject to
     amortization
          Trademarks                        $    3,311                           $      3,311
                                             ----------                           ------------
              Total intangible assets       $    6,143        $     332          $      5,824



The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 19 years. Aggregate amortization expense for the years ended December 31, 2004, 2003 and 2002 was $226, $73, and $81, respectively. Estimated amortization expense for each of the next five years is as follows:

         For the year ended 12/31/05                   $ 250
         For the year ended 12/31/06                     215
         For the year ended 12/31/07                     200
         For the year ended 12/31/08                     200
         For the year ended 12/31/09                     200

11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:


                                                                                         December 31
                                                                                     ---------------------
                                                                                       2004       2003
                                                                                       ----       ----

         Accounts payable.......................................................        $3,380    $ 2,690
         Accrued salaries and bonuses...........................................           875      1,717

         Accrued taxes..........................................................         1,004      1,143
         Accrued rebate payments................................................           398        534
         Accrued expenses and other ............................................         1,982      2,958
                                                                                         -----      -----
                    Total accounts payable and accrued liabilities..............       $ 7,639    $ 9,042
                                                                                       =======    =======

12.  CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25%, or Prime to Prime +.5%, depending on the Company's level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants.

Long-term debt was as follows:


                                                                                     DECEMBER 31
                                                                                2004         2003
                                                                                ----         ----
    Revolving credit facility due 2007 with a weighted-average
    interest rate of  3.28% at December 31, 2003                             $      -      $2,784
    Capital Lease Obligations                                                       -          68
                                                                             ---------     -------
                                                                                    -       2,852

    Less - current portion                                                          -       2,852
                                                                             ---------     -------
                                                                             $     --      $   --
                                                                             =========     =======


In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of December 31, 2004 and 2003, respectively, approximately $205 and $561 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

13.  COMMON STOCK:

During 2004, the Company repurchased 60 shares of its Common Stock from various stockholders for $1,924. The purchases were financed through cash generated from operations. The Company also reissued 87 shares of its Common Stock in conjunction with stock option exercises for $366. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2004 (see footnote
14).

During 2003, the Company repurchased 3 shares of its Common Stock from various stockholders for $66. The purchases were financed through cash generated from operations. The Company also reissued 210 shares of its Common Stock in conjunction with stock option exercises for $1,308. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2003

(see footnote 14).

During 2002, the Company repurchased 81 shares of its Common Stock from various stockholders for $1,709. The purchases were financed through borrowings on the Company's credit facility. The Company also reissued 187 shares of its Common Stock held in treasury in conjunction with stock option exercises for $832. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2002 (see footnote 14).

14.  STOCK AWARDS:

STOCK OPTIONS

The Company adopted the 1997 Stock Option Plan ("the Plan") effective in November 1997, and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan, which is administered by the compensation committee of the Board of Directors ("Compensation Committee"). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company's Board of Directors may select from time to time. As of December 31, 2004, 1,529 options had been granted.

A summary of the options outstanding and exercisable is as follows:


                                                                                                 Weighted
                                                                                Range of         Average
                                                                                Exercise         Exercise
                                                                 Shares          Prices            Price
                                                                 ------          ------            -----

          Outstanding, January 1, 2002.....................       1,090      $8.00 - $14.02       $11.31
          Granted..........................................           -            -                -
          Exercised........................................         187      $8.00 - $11.33       $9.19
          Forfeited........................................           7      $8.00 - $9.29        $9.26
                                                                  -----
          Outstanding, December 31, 2002...................         896      $8.00 - $14.02       $11.77
                                                                    ===
          Exercisable at December 31, 2002.................         588      $8.00 - $14.02       $10.59
                                                                    ===

          Outstanding, January 1, 2003.....................         896      $8.00 - $14.02       $11.77
          Granted..........................................         107          $32.74           $32.74
          Exercised........................................         209      $8.00 - $14.02       $9.92
          Forfeited........................................          --            --               --
                                                                 ------
          Outstanding, December 31, 2003...................         794      $8.00 - $32.74       $15.08
                                                                    ===
          Exercisable at December 31, 2003.................         509      $8.00 - $32.74       $13.51
                                                                    ===

          Outstanding, January 1, 2004.....................         794      $8.00 - $32.74       $15.08
          Granted..........................................           -            --               --
          Exercised........................................          87      $8.00 - $14.02       $11.61
          Forfeited........................................          58     $14.02 - $32.74       $19.48
                                                                 ------
          Outstanding, December 31, 2004...................         649      $8.00 - $32.74       $15.15
                                                                    ===
          Exercisable at December 31, 2004.................         558      $8.00 - $14.02       $15.03
                                                                    ===

The weighted average remaining contractual life of the options outstanding at December 31, 2004 is 6.6 years. As of January 1, 2005, 608 shares were exercisable with a range of exercise prices from $8.00 to $32.74 with a weighted average price of $14.95.

The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over four years. The exercise price has historically been equal to the fair value of the Common Stock at the date of grant. All options expire 10 years from the grant date.

RESTRICTED STOCK

Under the above Plan, restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For restricted stock grants, compensation expense is based upon the grant date market price, and is recorded over the vesting period. In October 2001, the Company granted 120 shares of restricted stock to certain executive officers of the Company. No monetary consideration was paid by the officers who received the restricted stock. These shares vest 20% each year for five years beginning in October 2002. For the years ended December 31, 2004, 2003, and 2002, the Company recorded $337, $336, and $337, respectively, of compensation expense related to the restricted stock grants.


15. INCOME TAXES:

The components of the provision for income taxes are as follows:


                                                                               Years Ended December 31
                                                                           --------------------------------
                                                                             2004       2003       2002
                                                                             ----       ----       ----

          Current.....................................................        $7,384    $ 7,047    $ 6,756
          Deferred....................................................         1,249      1,130        545
                                                                               -----   --------  ---------
                     Total provision for income taxes.................       $ 8,633    $ 8,177    $ 7,301
                                                                             =======    =======    =======


The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:


                                                                                                 Years Ended December 31
                                                                                 --------------------------------------------
                                                                                               2004       2003       2002
                                                                                               ----       ----       ----

          Income from continuing operations before provision for income taxes                  $21,275    $21,517   $ 18,274
          U.S. federal income tax rate................................                              35%        35%        35%
                                                                                               -------    -------   --------
                     Computed income taxes............................                           7,446      7,531      6,396

          Other.......................................................                              73         82        211
                                                                                               -------    -------   --------
                            Provision for federal income taxes on continuing operations          7,519      7,613      6,607
          State income taxes from continuing operations, net of federal tax benefit                619        618        520
                                                                                               -------    -------   --------
                            Provision for income taxes on continuing operations                $ 8,138    $ 8,231    $ 7,127
          Effective tax rate on continuing operations                                            38.25%     38.25%     39.00%
          Provision for income taxes on discontinued operations                                    495        (54)        174
                                                                                               -------    -------   --------
          Total provision for income taxes............................                         $ 8,633    $ 8,177    $ 7,301
                                                                                               =======    =======    =======



Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

                                                               December 31
                                                            --------------------
                                                             2004       2003
                                                             ----       ----
         Deferred income tax assets:
           Trade accounts receivable.......................   $  171    $   166
           Inventories.....................................      297        264
           Accrued liabilities.............................      171        440
           Other...........................................      159         57
                                                             -------  ---------
                    Total deferred income tax assets.......      798        927
                                                             -------   --------
         Deferred income tax liabilities:
           Property, plant and equipment...................   (2,641)    (2,710)
           Intangibles.....................................   (4,369)    (3,180)
           Other...........................................        -           -
                                                            --------  ----------
                    Total deferred income tax liabilities..   (7,010)    (5,890)
                                                              -------    -------
         Net deferred income tax liability.................  $(6,212)   $(4,963)
                                                             ========   ========

Current deferred income tax assets of $798 and $927 are included in other current assets as of December 31, 2004 and 2003, respectively.

16.  SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,679, $1,560, and $1,111 for 2004, 2003 and 2002, respectively, and gross profit from these sales was $783, $775, and $522 for 2004, 2003 and 2002, respectively.

17.  EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $255, $317, and $307 for 2004, 2003 and 2002, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

18.  RELATED-PARTY TRANSACTIONS:

During 2004 and 2003, the Company paid consulting fees of $54 and $100, respectively, to a corporation which is wholly owned by George E. Richmond, the Company's Chairman.

During 2004 and 2003, the Company paid fees of $88 and $31, respectively, to a corporation which is wholly owned by George E. Richmond, the Company's Chairman, for corporate use of an aircraft owned by that corporation.

The Company sold products to, and paid for services from, Earth City Technologies, in which George E. Richmond, the Company's Chairman, had an equity interest. Net sales to such corporation totaled $3 and $83 in 2003 and 2002, respectively. Amounts paid for services totaled $0 and $1 in 2003 and 2002, respectively. On December 1, 2003, the Company acquired substantially all the assets and assumed a portion of the liabilities of Earth City Technologies (see footnote 3).

In August 2000, the Company loaned an officer of the Company $500 in exchange for a three-year unsecured promissory note at an interest rate of 6.27% payable annually. The note was paid in full during 2003. Interest income of $10 related to this note was recorded in 2003.

19.  EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:


                                                                      Years Ended December 31
                                                             -----------------------------------------------
                                                                   2004         2003             2002
                                                                   ----         ----             ----

    Net income .............................................   $   13,934   $   13,201    $   11,411
        Net income from continuing operations ..............       13,137       13,286        11,147
        Net income from discontinued operations ............          797          (85)          264
   Weighted average shares outstanding for basic earnings
   per share ...............................................        9,040        9,017         8,876
   Dilutive effect of stock options and restricted stock ...          369          414           455
   Weighted average shares outstanding for diluted
   earnings per share ......................................        9,409        9,431         9,331
   Basic earnings per share ................................   $     1.54   $     1.46    $     1.29
        Basic earnings per share from continuing operations.   $     1.45   $     1.47    $     1.26
        Basic earnings per share from discontinued .........   $     0.09   $    (0.01)   $     0.03
   operations
   Diluted earnings per share ..............................   $     1.48   $     1.40    $     1.22
        Diluted earnings per share from continuing
   operations ..............................................   $     1.40   $     1.41    $     1.19
        Diluted earnings per share from discontinued
   operations ..............................................   $     0.08   $    (0.01)   $     0.03
   ---------------------------------------------------------------------------------------------------------



20. QUARTERLY FINANCIAL DATA (UNAUDITED):


                                                             1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
                                                             --------   --------    --------    --------      ----

2004
----
Net sales                                                     $19,494    $16,738     $20,891     $22,078    $79,201
Gross profit                                                   10,888      8,649      11,706      12,107     43,350
     Net income from continuing operations                      3,281      1,998       3,745       4,113     13,137
     Net income from discontinued operations                       16         35          48         698        797
Net income                                                      3,297      2,033       3,793       4,811     13,934
Basic earnings per share                                         $.37       $.22        $.42        $.53      $1.54
     Basic earnings per share from continuing operations         $.37       $.22        $.41        $.45      $1.45
     Basic   earnings   per  share   from   discontinued         $.00       $.00        $.01        $.08       $.09
operations
Diluted earnings per share                                       $.35       $.22        $.40        $.51      $1.48
     Diluted   earnings   per  share   from   continuing         $.35       $.22        $.39        $.44      $1.40
operations
     Diluted   earnings  per  share  from   discontinued         $.00       $.00        $.01        $.07       $.08
operations







                                                             1ST QTR.   2ND QTR.    3RD QTR.    4TH QTR.      YEAR
                                                             --------   --------    --------    --------      ----

2003
----
Net sales                                                     $16,771    $17,872     $18,148     $19,771    $72,562
Gross profit                                                    9,188     10,116      10,264      10,865     40,433
     Net income from continuing operations                      2,934      3,300       3,297       3,755     13,286
     Net income from discontinued operations                     (41)       (40)           9        (13)       (85)
Net income                                                      2,893      3,260       3,306       3,742     13,201
Basic earnings per share                                         $.32       $.36        $.37        $.41      $1.46
     Basic earnings per share from continuing operations         $.33       $.36        $.37        $.41      $1.47
     Basic   earnings   per  share   from   discontinued       ($.01)       $.00        $.00        $.00     ($.01)
operations
Diluted earnings per share                                       $.31       $.35        $.35        $.39      $1.40
     Diluted   earnings   per  share   from   continuing         $.32       $.35        $.35        $.39      $1.41
operations
     Diluted   earnings  per  share  from   discontinued       ($.01)       $.00        $.00        $.00     ($.01)
operations



21.  COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $1,001, $876, and $812 for 2004, 2003 and 2002, respectively. Rental commitments amount to: $871 for 2005, $528 for 2006, $252 for 2007, and $48 for 2008.

The Company and its subsidiaries from time to time are also parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $280 and $253 at December 31, 2004 and 2003, respectively. There were no significant warranty costs during the year ended December 31, 2004.

22.  NEW ACCOUNTING STANDARDS:

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151 "Inventory Costs -- An Amendment of ARB No. 43, Chapter 4." SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS 151 requires that allocation of fixed and production facilities overhead to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, and to record compensation cost for all stock awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the Company's third quarter ending September 30, 2005. The Company has not yet determined the impact that SFAS 123(R) will have on its financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective in all material respects in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation. See Item 8 for Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm regarding Internal Control over Financial Reporting.

ITEM 9B.  OTHER INFORMATION.

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Information concerning this item will be included under the captions "Election of Directors" and "Section 16(a), Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

     (b)  Reference is made to "Executive Officers of the Registrant" in Part I.

     (c) The Company has determined that Brian F. Bremer, Chairman of the Audit Committee of the Board of Directors, and Marc R. Sarni, each members of the Audit Committee of the Board of Directors, each qualify as an "audit committee financial expert" as defined in Item (401(h)) of the Regulation S-K, and that Messrs. Bremer and Sarni and Dr. Patrick J. Ferrillo, also a member of the Audit Committee of the Board of Directors, are "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

     (d)  Code of Business Conduct

          The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives, including the principle executive officer, principle financial officer and principal accounting officer of the Company. The Company's Code of Ethics Policy is available on the Company's website at www.ydnt.com under "Corporate Governance." The Company intends to post on its website any amendments to, or waivers from its Code of Ethics applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Code of Ethics upon written request directed to the Company's Secretary at the Company's address.

ITEM 11. EXECUTIVE COMPENSATION.

Information concerning this item will be included under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Information Concerning the Board of Directors," and "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning this item will be included under the captions "Securities Beneficially Owned by Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Company's definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning this item will be included under the caption "Certain Relationships and Related Party Transactions" in the Company's definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning this item will be included under the caption "Independent Auditors" in the Company's definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)(1) Financial Statements -- Reference is made to Item 8 hereof:
         Consolidated Balance Sheets - December 31, 2004 and 2003
         Consolidated Statements of Income - Years ended December 31, 2004, 2003, and 2002 Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004, 2003, and 2002 Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003, and 2002 Notes to Consolidated Financial Statements - December 31, 2004

    (a)(2) Financial Statement Schedule -- The following financial statement schedule of the Company is included for the years ended December 31, 2004, 2003, and 2002:

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

4.5(l)     Amendment No. 4 to the Credit Agreement dated May 11, 2004

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

10.15(j) Amendment to GER Consulting, Inc. Consulting Agreement dated April 1, 2002, as amended

10.16(j) Amendment to Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.

10.17(l)   Form of Non-employee Director Stock Option

10.18(l)   Form of Employee Stock Option

21(l)      Subsidiaries of the Registrant

23.1(l)    Consent of Independent Registered Public Accounting Firm

24         Power of Attorney (included on Signature page)

31.1(l) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2(l) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3(l) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(l) Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------

(a) Filed as an Exhibit to Registrant's Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(b) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 29, 2001 and incorporated herein by reference.
(c) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.
(d) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.
(e) Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(g) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h) Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i) Filed as an Exhibit to Registrant's Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.
(j) Filed as an Exhibit to Registrant's Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.
(l)  Filed herewith.



(b)      Exhibits

           The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)      Financial Statement Schedules

           The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2005

                                               YOUNG INNOVATIONS, INC.

                                               By: /s/ Alfred E. Brennan, Jr.
                                                   -----------------------------
                                                   Alfred E. Brennan, Jr.


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

         SIGNATURE                      TITLE                        DATE
         ---------                      -----                        ----

/s/ GEORGE E. RICHMOND             Director                       March 4, 2005
------------------------------
George E. Richmond

/s/ ALFRED E. BRENNAN, JR.         Chief Executive Officer,       March 4, 2005
------------------------------     Director (Principal
Alfred E. Brennan, Jr.             Executive Officer)

/s/ ARTHUR L. HERBST, JR.          President                      March 4, 2005
------------------------------
 Arthur L. Herbst, Jr.

/s/ CHRISTINE R. BOEHNING          Vice President and Chief       March 4, 2005
------------------------------     Financial Officer
Christine R. Boehning

/s/ MARC R. SARNI                  Director                       March 4, 2005
------------------------------
Marc R. Sarni

/s/ DR. PATRICK J. FERRILLO        Director                       March 4, 2005
------------------------------
Dr. Patrick J. Ferrillo

/s/ BRIAN F. BREMER                Director                       March 4, 2005
------------------------------
Brian F. Bremer

                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2003 and 2004
                                 (IN THOUSANDS)



                                    ADDITIONS
                     ------------------------------------------

                               BALANCE          CHARGED TO                                       BALANCE
                               BEGINNING        COSTS AND                                        AT END
                               OF YEAR          EXPENSES          ACQUISITIONS    DEDUCTIONS     OF YEAR
                               -------          --------          ------------    ----------     -------

Allowance for doubtful
 Receivables

2002......................       444               204                  11           274           385
2003......................       385               284                 180           208           641
2004.....................        641                35                   5           230           451

