Form 10-Q
period 2005-03-30
YOUNG INNOVATIONS INC
filed 2005-05-05
CIK 949874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005


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

Yes ...X...   No ........

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

Number of shares outstanding of the Registrant's Common Stock at April 29, 2005:
                  9,023,303 shares of Common Stock, par value $.01 per share

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                        March 31,      December 31,
                                                                                          2005             2004
                                                                                          ----             ----
                                                                                       (unaudited)
                                                        Assets
                Current assets:
                 Cash and cash equivalents ..........................................   $   5,774    $   2,552
                 Trade accounts  receivable,  net of allowance for doubtful  accounts
                  of $415 and $451 in 2005 and 2004, respectively ...................       9,208        9,976

                 Inventories ........................................................      10,036       10,942
                 Other current assets ...............................................       4,403        3,640
                  Net assets from discontinued operations ...........................         310         --
                                                                                        ---------    ---------
                    Total current assets ............................................      29,731       27,110
               Property, plant and equipment, net ...................................      21,897       22,137
               Goodwill .............................................................      52,690       52,617

               Other intangible assets, net .........................................       6,284        6,105
               Other assets .........................................................       1,329        1,860
                                                                                        ---------    ---------
                    Total assets ....................................................   $ 111,931    $ 109,829
                                                                                        =========    =========

                   Liabilities and Stockholders' Equity
               Current liabilities:
                 Accounts payable and accrued liabilities ...........................       7,417        7,639
                 Net liabilities for discontinued operations ........................        --             43
                                                                                        ---------    ---------
                 Total current liabilities ..........................................       7,417        7,682
               Deferred income taxes ................................................       7,010        7,010
               Stockholders' equity:
                 Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,019 and 9,038 shares issued and outstanding in
                   2005 and 2004, respectively ......................................          90           90
                 Additional paid-in capital .........................................      29,028       29,033
                 Deferred stock compensation ........................................        (514)        (598)
                 Retained earnings ..................................................      86,985       83,884
                 Common stock in treasury, at cost, 1,166 and 1,146 shares in 2005
                   and 2004, respectively ...........................................     (18,085)     (17,272)
                                                                                        ---------    ---------
                   Total stockholders' equity .......................................      97,504       95,137
                                                                                        ---------    ---------
                    Total liabilities and stockholders' equity ......................   $ 111,931    $ 109,829
                                                                                        =========    =========



The accompanying notes are an integral part of these statements.




                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)



                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           2005                2004
                                                       --------------      --------------

Net sales                                                   $ 20,634            $ 19,494
    Cost of goods sold                                         9,750               8,606
                                                       --------------      --------------
Gross profit                                                  10,884              10,888
    Selling, general and administrative expenses               5,377               5,579
                                                       --------------      --------------
Income from operations                                         5,507               5,309
    Other income, net                                            112                   5
                                                       --------------      --------------
Income before provision for income taxes                       5,619               5,314
    Provision for income taxes                                 2,149               2,033
                                                       --------------      --------------
Net income from continuing operations                          3,470               3,281
Net income from discontinued operations                            0                  16
                                                       --------------      --------------
Net income                                                   $ 3,470             $ 3,297
                                                       ==============      ==============
Basic earnings per share                                       $0.38               $0.37
      Basic earnings per share from continuing operations      $0.38               $0.37
      Basic earnings per share from discontinued operations    $0.00               $0.00
Diluted earnings per share                                     $0.37               $0.35
      Diluted earnings per share from continuing operations    $0.37               $0.35
      Diluted earnings per share from discontinued operations  $0.00               $0.00
Basic weighted average shares outstanding                      9,040               9,032
Diluted weighted average shares outstanding                    9,385               9,458




The accompanying notes are an integral part of these statements.





                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2005            2004
                                                                                 -------------   -------------
Cash flows from operating activities:
  Net income                                                                          $ 3,470        $ 3,297
                                                                                 -------------   -------------
    Adjustments to reconcile net income to net cash flows from operating activities --
    Depreciation and amortization                                                         746             719
    Loss on disposal of property, plant and equipment                                      --             106
    Changes in assets and liabilities --
        Trade accounts receivable                                                         748             674
        Inventories                                                                       732           (653)
        Other current assets                                                            (763)           (531)
        Other assets                                                                      178           (362)
        Accounts payable and accrued liabilities                                        (349)           (613)
                                                                                 -------------   -------------
             Total adjustments                                                          1,292           (660)
                                                                                 -------------   -------------
             Net cash flows from operating activities                                   4,762           2,637
                                                                                 -------------   -------------

Cash flows from investing activities:
  Payments for acquisitions, net of cash acquired                                          --         (1,500)

  Purchases of property, plant and equipment                                            (353)         (3,044)
                                                                                 -------------   -------------
             Net cash flows from investing activities                                   (353)         (4,544)
                                                                                 -------------   -------------

Cash flows from financing activities:
   Proceeds from borrowings of long-term debt                                              --           4,007
   Payments on long-term debt                                                              --         (2,934)

   Proceeds from stock options exercised                                                   81             407

   Purchases of treasury stock                                                          (898)              --
   Payment of cash dividend                                                             (370)           (369)
                                                                                 -------------   -------------
           Net cash flows from financing activities                                   (1,187)           1,111
                                                                                 -------------   -------------

Net increase (decrease) in cash and cash equivalents                                    3,222           (796)
Cash and cash equivalents, beginning of period                                          2,552             938
                                                                                 -------------   -------------
Cash and cash equivalents, end of period                                             $  5,774      $      142
                                                                                 =============   =============




The accompanying notes are an integral part of these statements.


                    YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                      (In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.       ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (the "Company") develop, manufacture and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offering includes disposable and metal prophylaxis ("prophy") angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2004 and 2003.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Young employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company's income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company's option with the exception of X-ray machines, which have a 90-day return policy.

The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004.

The Company offers various financing options to its customers purchasing X-ray machines, including notes payable to the Company and financing through third parties. The equipment purchased is used to secure the notes. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Supplemental Cash Flow Information

Cash flows from operating activities include $1,086 and $589 for the payment of federal and state income taxes and $19 and $20 for the payment of interest for the three months ended March 31, 2005 and 2004, respectively.


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

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. As of March 31, 2005, a total of 1,849 options had been granted. Net of forfeits, 1,590 options have been granted.

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




                                                                      Three Months Ended             Three Months Ended
                                                                        March 31, 2005                 March 31, 2004
                                                                 ------------------------------ ------------------------------
                                                                  As Reported      Pro Forma     As Reported      Pro Forma
                                                                          (Unaudited)                    (Unaudited)



   Net income (loss)                                               $  3,470        $  (203)      $   3,297       $   3,118
   Net income (loss) from continuing operations                       3,470           (203)          3,297           3,118
   Net income from discontinued operations                                0              0               0               0
   Earnings per share:
     Basic                                                            $0.38         ($0.02)          $0.37           $0.35
     Basic earnings per share from continuing operations              $0.38         ($0.02)          $0.37           $0.35
     Basic earnings per share from discontinued operations            $0.00          $0.00           $0.00           $0.00
     Diluted                                                          $0.37         ($0.02)          $0.35           $0.33
     Diluted earnings per share from continuing operations            $0.37         ($0.02)          $0.35           $0.33
     Diluted earnings per share from discontinued operations          $0.00          $0.00           $0.00           $0.00
     Amounts of stock-based compensation included in
     determination of net income:
     Restricted stock compensation                                 $     52        $    52         $    52         $    52



4. DISCONTINUED OPERATIONS:

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which has previously been reported as a separate segment, sold toothbrushes, children's toothpaste and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail operations are accounted for as discontinued operations and accordingly, operating results and net assets are segregated in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets. The Company recorded a pre-tax gain of $1,156 on the transaction, which was included in the consolidated income statement caption "net income (loss) from discontinued operations" during the fourth quarter of 2004. The net current liabilities of this discontinued operations are primarily accounts receivable and accounts payable. Results for discontinued operations are as follows (in thousands):

                                                          Three months ended
                                                              March 31,
                                                          ------------------
                                                          2005          2004
                                                          ----          ----

              Net sales............................     $     -        $ 798
              Income before income taxes...........           -           26
              Provision for income taxes...........           -           10
              Net income...........................     $     -         $ 16

5. NOTES RECEIVABLE:

The Company offers various financing options to its customers, including notes payable to the Company and financing through third parties. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $862 and $827 during the three months ended March 31, 2005 and March 31, 2004, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

                                                      March 31,     December 31,
                                                        2005            2004
                                                        ----            ----

         Notes receivable, short-term...........      $    2,213    $   1,764
         Notes receivable, long-term............           1,019        1,496
                                                      ----------    ---------

         Total notes receivable                       $    3,232    $   3,260
                                                      ==========    =========


6.       INVENTORIES:

    Inventories consist of the following:
                                                      March 31,     December 31,
                                                         2005           2004
                                                         ----           ----
              Finished products..................      $  5,679       $  6,489
              Work in process....................         1,994          1,957
              Raw materials and supplies.........         2,363          2,496
                                                       --------       --------
                   Total inventories.............      $ 10,036       $ 10,942
                                                       ========       ========


7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                                           March 31,       December 31,
                                                                             2005              2004
                                                                             ----              ----

         Land......................................................       $  1,611         $  1,611
         Buildings and improvements................................         11,196           11,149
         Machinery and equipment...................................         19,162           18,786
         Equipment rented to others................................          5,930            5,952
         Construction in progress..................................            880              997
                                                                          --------         --------
                                                                            38,779           38,495

         Less:  Accumulated depreciation...........................        (16,882)         (16,358)
                                                                          --------         --------
                    Total property, plant and equipment, net.......      $  21,897        $  22,137
                                                                         =========        =========



8. GOODWILL AND INTANGIBLE ASSETS

Goodwill activity for the quarter is as follows:



         Goodwill at December 31, 2004.............................    $ 57,415
         Adjustments to allocation of purchase price...............          73
                                                                       --------
         Goodwill at March 31, 2005                                    $ 57,488
         Less:  Accumulated amortization...........................      (4,798)
                                                                       --------
                    Total goodwill, net............................    $ 52,690
                                                                       ========

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired Healthsonics Corporation for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The final allocation of purchase price resulted in $1,400 of goodwill, which is all deductible for tax purposes, and $248 of other intangible assets. The final allocation resulted in a $220 increase in goodwill in the first quarter of 2005, which was primarily related to changes in estimates related to severance liabilities and costs incurred to consolidate the operations of the business into a pre-existing facility. In addition, the Company allocated $248 of the purchase price to trademarks, with an indefinite useful life. The remaining $101 increase in goodwill during the quarter related to adjustments to the purchase price allocation for the Canadian operations of Obtura Spartan, which were acquired in November of 2004.

There are no contingent payment obligations outstanding on any of the Company's acquisitions. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Other intangible assets consist of the following:


                                                              As of March 31, 2005
                                                              --------------------
                                           Gross Carrying        Accumulated                Net Carrying
                                               Amount            Amortization                 Amount
                                               ------            ------------                 ------
     Amortized intangible assets
          License agreements                     $     1,200            $      80           $     1,120
          Core technology                                591                   40                   551
          Patents                                        499                  269                   230
          Product formulas                               430                   41                   389
          Customer/supplier                              380                   96                   284
     relationships
          Non-compete agreements                         252                  101                   151
                                                 -----------            ---------           -----------
               Total                             $     3,352            $     627                $2,725


     Unamortized intangible assets
          Trademarks                             $     3,559                                      3,559

                                                 -----------                                -----------
               Total intangible assets           $     6,911            $     627           $     6,284
                                                 ===========            =========           ===========




                                                            As of December 31, 2004
                                                            -----------------------
                                           Gross Carrying        Accumulated                Net Carrying
                                               Amount            Amortization                 Amount
                                               ------            ------------                 ------
     Amortized intangible assets
          License agreements                     $     1,200            $      65           $     1,135
          Core technology                                591                   32                   559
          Patents                                        499                  263                   236
          Product formulas                               430                   37                   393
          Customer/supplier                              380                   86                   294
     relationships
          Non-compete agreements                         252                   75                   177
                                                 -----------            ---------           -----------
               Total                             $     3,352            $     558           $     2,794

     Unamortized intangible assets
          Trademarks                             $     3,311                                      3,311
                                                 -----------                                -----------
               Total intangible assets           $     6,663            $     558           $     6,105
                                                 ===========            =========           ===========





The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, license agreements and core technology, 40 years for product formulations and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 19 years. Aggregate amortization expense for the three months ended March 31, 2005 and 2004 was $69 and $41, respectively. Estimated amortization expense for each of the next five years is as follows:

     For the year ending 12/31/05        $  250
     For the year ending 12/31/06           215
     For the year ending 12/31/07           200
     For the year ending 12/31/08           200
     For the year ending 12/31/09           200

9. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company's level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. The current arrangement expires in September 2007. As of March 31, 2005, and December 31, 2004, there were no borrowings on the Company's credit arrangement and no capital lease obligations.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank's security interest in the equipment securing the loan. As of March 31, 2005, and December 31, 2004, approximately $180 and $205, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10. COMMON STOCK:

During the three month period ended March 31, 2005, the Company repurchased 25 shares of its Common Stock from various stockholders for $898. The purchases were financed through cash generated from operations.

11. EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:




                                                                                 Three Months Ended
                                                                                 ------------------
                                                                       March 31, 2005         March 31, 2004
                                                                       --------------         --------------
                                                                                      (unaudited)

   Net income.......................................                         $  3,470             $  3,297
      Net income from continuing operations.........                            3,470                3,281
      Net income from discontinued operations.......                                -                   16
   Weighted average shares outstanding for basic earnings per share
                                                                                9,040                9,032
   Dilutive effect of stock options and restricted stock                          345                  426
   Weighted average shares outstanding for diluted earnings per
   share............................................                             9,385               9,458
   Basic earnings per share.........................                         $   0.38             $   0.37
      Basic earnings per share from continuing                               $   0.38             $   0.37
   operations.....
      Basic earnings per share from discontinued operations......            $   0.00             $   0.00
   Diluted earnings per share....................................            $   0.37             $   0.35
      Diluted earnings per share from continuing operations......            $   0.37             $   0.35
      Diluted earnings per share from discontinued operations....            $   0.00             $   0.00


12. COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company's financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $304 and $280 at March 31, 2005 and December 31, 2004, respectively. There were no significant warranty costs during the three-month period ended March 31, 2005.

13. SUBSEQUENT EVENT:

On April 18, 2005, the Company sold its one-third interest in International Assembly, Inc., a Texas corporation ("IAI") for an amount which approximates the carrying value. The transaction will be recorded in the Company's financial statements for the quarter ended June 30, 2005.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales
---------
Net sales increased $1,140 or 5.8% to $20,634 in the first quarter of 2005 from $19,494 in the first quarter of 2004. Sales grew across a variety of the Company's product lines.

Gross Profit
------------
Gross profit was relatively flat, at $10,884 in the first quarter of 2005 compared to $10,888 in the first quarter of 2004. Gross margin decreased to 52.7% of net sales in the first quarter of 2005 from 55.9% in the first quarter of 2004. The decrease in gross margin was primarily due to overall product mix as well as temporary operating inefficiencies related to facility consolidation activities.

Selling, General, and Administrative Expenses
---------------------------------------------
SG&A expenses decreased $202 or 3.6% to $5,377 in the first quarter of 2005 from $5,579 in the first quarter of 2004. The decrease was primarily due to lower personnel costs relative to the first quarter of 2004.

Income from Operations
----------------------
Income from operations increased $198 or 3.7%, to $5,507 in the first quarter of 2005 from $5,309 in the first quarter of 2004. The increase was a result of the items explained above.

Other Income (Expense), net
---------------------------
Other income (expense), net increased $107 to $112 in the first quarter of 2005 from $5 in the first quarter of 2004. This increase was primarily attributable to less interest expense in the current year associated with no borrowings on the Company's credit facility during the first quarter of 2005.

Provision for Income Taxes
--------------------------
Provision for income taxes increased $116 for the first quarter of 2005 to $2,149 from $2,033 in the first quarter of 2004 as a result of increased pre-tax income. The effective tax rate of 38.25% in 2005 is consistent with the prior year rate. Beginning in 2005, the Company believes it will be eligible for benefits associated with Internal Revenue Code Section 199 (related to the American Jobs Creation Act of 2004) and will continue to evaluate the effect of this potential benefit on our effective tax rate.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $4,762 and $2,637 for the first three months of 2005 and 2004, respectively. Capital expenditures for property, plant and equipment were $353 and $3,044 for the first three months of 2005 and 2004, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company's historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company's rental program, production machinery and information systems.

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company's level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. As of March 31, 2005, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $5 and $9 of additional interest expense in the three month periods ended March 31, 2005 and 2004. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $5 and $9 in the three month periods ended March 31, 2005 and 2004.

Sales of the Company's products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside of the United States. Of these foreign sales, approximately 99% are denominated in US dollars with the remaining amount denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.


Item 4.  Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the quarterly period ending March 31, 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 1.         Legal Proceedings

                   None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds


                        ISSUER PURCHASES OF EQUITY SECURITIES (in 000's except per share amounts) (1)



                                                                               Total Number      Maximum
                                                                                of Shares       Number of
                                                                               Purchased as    Shares that
                                                        Total     Average        Part of        May Yet Be
                                                      Number of   Price          Publicly       Purchased
                                                       Shares     Paid per      Announced       Under the
                            Period                    Purchased     Share        Program         Program
                            ------                    ---------     -----        -------         -------
                      January 2005                          0      $  -            0               440
                      February 2005                         0      $  -            0               440
                      March 2005                           25      $35.27         25               415
                      Total First Quarter 2005             25      $35.27         25


(1) The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and will expire in July 2005.


Item 6.       Exhibits

                  31.1 Certification pursuant to 18 U.S.C Section 1350
                  as adopted pursuant to Section 302 of Sarbanes-Oxley Act of
                  2002

                  31.2 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  31.3 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              YOUNG INNOVATIONS, INC.

May 2, 2005                                   /s/ Arthur L. Herbst, Jr.
----------------------                        ---------------------------------
Date                                          Arthur L. Herbst, Jr.

                                                     President

                                              /s/ Christine R. Boehning
                                              ----------------------------------
                                              Christine R. Boehning
                                              Vice President and Chief Financial
                                              Officer