Form 10-Q
period 2005-06-30
YOUNG INNOVATIONS INC
filed 2005-08-09
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission file number 000-23213

YOUNG INNOVATIONS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1718931
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

13705 Shoreline Court East, Earth City, Missouri	63045
(Address of principal executive offices)
(Zip Code)

(314) 344-0010

(Registrant’s telephone number, including area code)

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

Number of shares outstanding of the Registrant’s Common Stock at July 29, 2005:

8,914,036 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

June 30,		December 31,

	2005 (unaudited)	2004

Assets

Current assets:

Cash and cash equivalents	$ 4,392	$ 2,552
Trade accounts receivable, net of allowance for doubtful accounts of $420 and $451 in 2005 and 2004, respectively	9,467	9,976
Inventories	10,135	10,942
Other current assets	4,930	3,640
Total current assets	28,924	27,110
Property, plant and equipment, net	22,000	22,137
Goodwill..............................................................................................	52,690	52,617
Other intangible assets, net	6,205	6,105
Other assets	1,148	1,860
Total assets	$ 110,967	$ 109,829

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	7,313	7,639
Net liabilities for discontinued operations...................................................... Total current liabilities	-- 7,313	43 7,682
Deferred income taxes	7,010	7,010
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,914 and 9,038 shares issued and outstanding in 2005 and 2004, respectively	90	90
Additional paid-in capital	28,990	29,033
Deferred stock compensation	(430)	(598)
Retained earnings	90,176	83,884
Common stock in treasury, at cost, 1,274 and 1,146 shares in 2005 and 2004, respectively	(22,182)	(17,272)
Total stockholders' equity	96,644	95,137
Total liabilities and stockholders' equity	$ 110,967	$ 109,829

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004

Net sales	$ 20,906	$ 16,738	$ 41,540	$ 36,232
Cost of goods sold	9,368	8,089	19,118	16,695

Gross profit	11,538	8,649	22,422	19,537
Selling, general and administrative expenses	5,916	5,424	11,293	11,003

Income from operations	5,622	3,225	11,129	8,534
Other income, net	143	11	255	16

Income before provision for income taxes	5,765	3,236	11,384	8,550
Provision for income taxes	2,205	1,238	4,354	3,271

Net income from continuing operations	3,560	1,998	7,030	5,279
Net income from discontinued operations	0	35	0	51

Net income	$ 3,560	$ 2,033	$ 7,030	$ 5,330

Basic earnings per share	$0.40	$0.22	$0.78	$0.59
Basic earnings per share from continuing operations	$0.40	$0.22	$0.78	$0.59
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.38	$0.22	$0.75	$0.57
Diluted earnings per share from continuing operations	$0.38	$0.22	$0.75	$0.57
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Basic weighted average shares outstanding	8,980	9,039	9,010	9,036
Diluted weighted average shares outstanding	9,363	9,399	9,371	9,426

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	SIX MONTHS ENDED
	JUNE 30,
	2005	2004

Cash flows from operating activities:
Net income	$7,030	$ 5,330

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	1,514	1,476
Loss on disposal of property, plant and equipment		106
Changes in assets and liabilities --
Trade accounts receivable	489	3,575
Inventories	633	(2,063)
Other current assets	(980)	(658)
Other assets	159	(730)
Accounts payable and accrued liabilities	(453)	(1,252)

Total adjustments	1,362	454

Net cash flows from operating activities	8,392	5,784

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired		(1,516)
Purchases of property, plant and equipment	(1,061)	(3,644)
Proceeds from sale of equity investment	200

Net cash flows from investing activities	(861)	(5,160)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt		9,568
Payments on long-term debt		(10,291)
Proceeds from stock options exercised	125	412
Payment of cash dividend	(741)	(738)
Purchase of treasury stock, net	(5,075)	--

Net cash flows from financing activities	(5,691)	(1,049)

Net increase (decrease) in cash and cash equivalents	1,840	(425)
Cash and cash equivalents, beginning of period	2,552	938

Cash and cash equivalents, end of period	$4,392	$ 513

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and subsidiaries (the “Company”) develops, manufactures and markets supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company's product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children’s toothbrushes, children’s toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company's manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2004 and 2003.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as our shipping terms are customarily FOB shipping point. Young employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of

the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy.

The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004.

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

Supplemental Cash Flow Information

Cash flows from operating activities include $4,382 and $2,086 for the payment of federal and state income taxes and $37 and $54 for the payment of interest for the six months ended June 30, 2005 and 2004, respectively.

3.	STOCK AWARDS:

Stock Options

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company’s Board of Directors may select from time to time.

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. As of June 30, 2005, a total of 1,849 options had been granted. Net of forfeits, 1,590 options have been granted.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for grants made under the Plan, all of which are made at exercise prices that are not less than the fair value of the underlying stock on the date of grant. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would approximate the pro forma amounts below:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004

	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net income (loss)	$ 3,560	$ 3,506	$ 2,033	$ 1,870
Net income (loss) from continuing operations	3,560	3,506	1,998	1,835
Net income from discontinued operations	0	0	35	35
Earnings per share:
Basic	$0.40	$0.39	$0.22	$0.21

Basic earnings per share from continuing operations	$0.40	$0.39	$0.22	$0.21
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted	$0.38	$0.37	$0.22	$0.20
Diluted earnings per share from continuing operations	$0.38	$0.37	$0.22	$0.20
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Amounts of stock-based compensation included in determination of net income:
Restricted stock compensation	$ 52	$ 52	$ 52	$ 52

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004

	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net income (loss)	$ 7,030	$ 3,303	$ 5,330	$ 4,988
Net income (loss) from continuing operations	7,030	3,303	5,279	4,953
Net income from discontinued operations	0	0	51	51
Earnings per share:
Basic	$0.78	$0.37	$0.59	$0.55
Basic earnings per share from continuing operations	$0.78	$0.37	$0.59	$0.55
Basic earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Diluted	$0.75	$0.35	$0.57	$0.53
Diluted earnings per share from continuing operations	$0.75	$0.35	$0.57	$0.53
Diluted earnings per share from discontinued operations	$0.00	$0.00	$0.00	$0.00
Amounts of stock-based compensation included in determination of net income:
Restricted stock compensation	$ 104	$ 104	$ 104	$ 104

4.	DISCONTINUED OPERATIONS:

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which has previously been reported as a separate segment, sold toothbrushes, children’s toothpaste and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail operations are accounted for as discontinued operations and accordingly, operating results and net assets are segregated in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets. The Company recorded a pre-tax gain of $1,156 on the transaction, which was included in the consolidated income statement caption “net income (loss) from discontinued operations” during the fourth quarter of 2004. The net current liabilities of this discontinued operations are primarily accounts receivable and accounts payable. Results for discontinued operations are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004
Net sales	$ -	$755	$ -	$1,553
Income before income taxes	-	57	-	83
Provision for income taxes	-	22	-	32
Net income	$ -	$35	$ -	$51

5.	DIVESTED EQUITY INVESTMENT

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The investment has been accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheets. Equity income (loss) is recorded using a three-month lag. During the second quarter of 2005, the Company sold its interest in IAI for $200, which approximated the book value of the asset.

6.	NOTES RECEIVABLE

During the normal course of business, the Company issues notes in connection with equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:

	June 30,	December 31,
	2005	2004

Notes receivable, short-term	$ 2,706	$ 1,764
Notes receivable, long-term	1,063	1,496

Total Notes Receivable	$ 3,769	$ 3,260

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,

	2005	2004
Finished products	$ 5,492	$ 6,489
Work in process	2,032	1,957
Raw materials and supplies	2,611	2,496
Total inventories	$ 10,135	$ 10,942

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2005	2004

Land	$ 1,611	$ 1,611
Buildings and improvements	11,271	11,149
Machinery and equipment	19,006	18,786
Equipment rented to others	6,154	5,952
Construction in progress	1,000	997
	39,042	38,495

Less: Accumulated depreciation	(17,042)	(16,358)
Total property, plant and equipment, net	$ 22,000	$ 22,137

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Goodwill at December 31, 2004	$ 57,415
Adjustments to allocation of purchase price.............................	73
Goodwill at June 30, 2005	$ 57,488
Less: Accumulated amortization	(4,798)
Total goodwill, net	$ 52,690

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired Healthsonics Corporation for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The final allocation of purchase price resulted in $1,400 of goodwill, which is all deductible for tax purposes, and $248 of other intangible assets. The final allocation resulted in various adjustments to the goodwill balance in the first quarter of 2005, including a $220 increase in goodwill, which was primarily related to changes in estimates related to severance liabilities and costs incurred to consolidate the operations of the business into a pre-existing facility. In addition, the Company allocated $248 of the purchase price to trademarks, with an indefinite useful life, thereby reducing goodwill. The remaining $101 increase in goodwill during the quarter related to adjustments to the purchase price allocation for the Canadian operations of Obtura Spartan, which were acquired in November of 2004.

There are no contingent payment obligations outstanding on any of the Company’s acquisitions. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

Other intangible assets consist of the following:

	As of June 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 95	$ 1,105
Core technology	591	47	544
Patents	499	279	220
Product formulas	430	44	386
Customer & supplier relationships	380	128	252
Noncompete agreements	252	113	139
Total	$ 3,352	$ 706	$ 2,646

Unamortized intangible assets
Trademarks	3,559		3,559
Total intangible assets	$ 6,911	$ 706	$ 6,205

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 65	$ 1,135
Core Technology	591	32	559
Patents	499	263	236
Product formulas	430	37	393

Customer & supplier relationships	380	86	294
Non-compete agreements	252	75	177
Total	$ 3,352	$ 558	$ 2,794

Unamortized intangible assets
Trademarks	3,311	-	3,311
Total intangible assets	$ 6,663	$ 558	$ 6,105

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 18 to 20 years for patents, license agreements and core technology, 40 years for product formulations and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 19 years. Aggregate amortization expense for the three months ended June 30, 2005 and 2004 was $79 and $59, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/05	250
For the year ending 12/31/06	215
For the year ending 12/31/07	200
For the year ending 12/31/08	200
For the year ending 12/31/09	200

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. The current arrangement expires in September 2007. As of June 30, 2005, and December 31, 2004, there were no borrowings on the Company’s credit arrangement.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2005, and December 31, 2004, approximately $159 and $205, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended	Six Months Ended

	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income...................................................	$3,560	$2,033	$7,030	$5,330
Net income from continuing operations...............	3,560	1,998	7,030	5,279
Net income from discontinued operations............	-	35	-	51
Weighted average shares outstanding for basic earnings per share..........................................................
	8,980	9,039	9,010	9,036
Dilutive effect of stock options and restricted stock. ..	383	360	361	390
Weighted average shares outstanding for diluted earnings per share..........................................................
	9,363	9,399	9,371	9,426
Basic earnings per share....................................	$0.40	$0.22	$0.78	$0.59
Basic earnings per share from continuing operations.....	$0.40	$0.22	$0.78	$0.59
Basic earnings per share from discontinued operations...	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share .................................	$0.38	$0.22	$0.75	$0.57
Diluted earnings per share from continuing operations......	$0.38	$0.22	$0.75	$0.57
Diluted earnings per share from discontinued operations......	$0.00	$0.00	$0.00	$0.00

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $277 and $280 at June 30, 2005 and December 31, 2004, respectively. There were no significant warranty costs during the six-month period ended June 30, 2005.

13.	RELATED-PARTY TRANSACTIONS

In May 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725.

14.	SUBSEQUENT EVENTS

On July 18, 2005, the Board of Directors declared a quarterly dividend of $0.04 per share, payable September 12, 2005 to shareholders of record on August 12, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In December 2001, the SEC requested that all registrants include in their MD&A their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

Allowance for doubtful accounts – Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out basis. Inventory values are based upon standard costs which approximate historical costs. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. If demand for the Company’s products is significantly different than management’s expectations, the reserve could be materially impacted. Changes to the reserves are included in cost of goods sold.

Goodwill and other intangible assets – The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

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

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 are accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, “Business Combinations.” The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company’s measurement of certain preacquisition contingencies may impact the Company’s cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. Third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Net sales increased $4,168 or 24.9% to $20,906 in the second quarter of 2005 from $16,738 in the second quarter of 2004. The increased sales resulted from relatively low sales in the second quarter of 2004 due to the restructuring of certain sales incentive programs to dealers in May 2004, favorable dealer response to targeted marketing initiatives in the second quarter of 2005, and solid end-user demand for the Company’s products,

The sales incentive programs that were restructured by the Company principally consisted of off-invoice pricing discounts (i.e., a discount reflected directly on the billing and requiring no performance obligation on the part of the customer) that are recorded in the net sales account at the time of sale. During the second quarter of 2004, the Company eliminated certain of these promotional pricing incentives, which reduced customer orders and sales in that quarter. The reason for this second quarter change was to transition to product line based pricing promotions from the brand based promotions that had been run in the previous periods. These changes were made to facilitate certain new product introductions and facilities consolidation efforts, while providing for improved service levels to the Company’s distributors.

Gross Profit

Gross profit increased $2,889 or 33.4%, to $11,538 in the second quarter of 2005 from $8,649 in the second quarter of 2004. The additional gross profit was primarily the result of the increased net sales. Gross margin increased to 55.2% of net sales in the second quarter of 2005 from 51.7% in the second quarter of 2004. The significant increase in sales volume over the prior year quarter (for reasons described above), had a positive impact on the comparable margin in this quarter. Gross margin also increased as a result of changes in product mix and improved production efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses increased $492 or 9.1% to $5,916 in the second quarter of 2005 from $5,424 in the second quarter of 2004. The increase in SG&A costs is primarily attributable to increased personnel to support the growth of the business and increased regulatory compliance costs relating to the consolidation activities of the business. As a percent of net sales, SG&A expenses decreased 4.1 percentage points to 28.3% in 2005 compared to 32.4% in 2004.

Income from Operations

Income from operations increased $2,397 or 74.3%, to $5,622 in the second quarter of 2005 from $3,225 in the second quarter of 2004. The increase was a result of the items explained above.

Other Income(Expense), net

Other income(expense), net increased $132 to $143 in the second quarter of 2005 from $11 in the second quarter of 2004. This increase was primarily attributable to less interest expense in the current year as no borrowings were outstanding on the Company’s credit facility during the second quarter of 2005.

Provision for Income Taxes

Provision for income taxes increased $967 for the second quarter of 2005 to $2,205 from $1,238 in the second quarter of 2004 as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2005 and 2004. Beginning in 2005, the Company believes it will be eligible for benefits associated with Internal Revenue Code Section 199 (related to the American Jobs Creation Act of 2004) and will continue to evaluate the effect of this potential benefit on our effective tax rate.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

Net sales increased $5,308 or 14.7% to $41,540 in the first six months of 2005 from $36,232 for the first six months of 2004. The increased sales resulted from relatively low sales in the second quarter of 2004 due to the restructuring of certain sales incentive programs to dealers in May 2004, favorable dealer response to targeted marketing initiatives in the second quarter of 2005, and solid end-user demand for the Company’s products.

The sales incentive programs that were restructured by the Company principally consisted of off-invoice pricing discounts (i.e., a discount reflected directly on the billing and requiring no performance obligation on the part of the customer) that are recorded in the net sales account at the time of sale. During the second quarter of 2004, the Company eliminated certain of these promotional pricing incentives, which reduced customer orders and sales in that quarter. The reason for this second quarter change was to transition to product line based pricing promotions from the brand based promotions that had been run in the previous periods. These changes were made to facilitate certain new product introductions and facilities consolidation efforts, while providing for improved service levels to the Company’s distributors.

Gross Profit

Gross profit increased $2,885 or 14.8%, to $22,422 for the first six months of 2005 from $19,537 for the first six months of 2004. The additional gross profit was primarily a result of the increased net sales. Gross margin remained relatively flat at 54.0% in the first six months of 2005 compared to 53.9% of net sales for the first six months of 2004. The increase in sales volume as well as changes in product mix had a positive impact on the gross profit margin. This was offset, in part, by temporary production inefficiencies related to facility consolidation activity.

Selling, General, and Administrative Expenses

SG&A expenses increased $290 or 2.6% to $11,293 for the first six months of 2005 from $11,003 for the first six months of 2004. The increase in SG&A costs is primarily attributable to increased costs related to the growth in infrastructure of the business (such as regulatory and facilities costs), partially offset by headcount reductions related to facility consolidations. As a percent of net sales, SG&A expenses decreased to 27.2% in 2005 from 30.4% in 2004.

Income from Operations

Income from operations increased $2,595 or 30.4%, to $11,129 for the first six months of 2005 from $8,534 for the first six months of 2004. The increase was a result of the items explained above.

Other Income(Expense), net

Other income(expense), net increased $239 to $255 for the first six months of 2005 from $16 for the first six months of 2004.

Provision for Income Taxes

Provision for income taxes increased $1,083 for the first six months of 2005 to $4,354 from $3,271 for the first six months of 2004 as a result of increased pre-tax income. The Company recorded an effective tax rate of 38.25% in 2005 and 2004. Beginning in 2005, the Company believes it will be eligible for benefits associated with Internal Revenue Code Section 199 (related to the American Jobs Creation Act of 2004) and will continue to evaluate the effect of this potential benefit on our effective tax rate.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $8,392 and $5,784 for the first six months of 2005 and 2004, respectively. Capital expenditures for property, plant and equipment were $1,061 and $3,644 for the first six months of 2005 and 2004, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems. During the second quarter of 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725.

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. As of June 30, 2005, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Forward-Looking Statements

Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $12 and $31 of additional interest expense in the six month periods ended June 30, 2005 and 2004, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $12 and $31 in the six month periods ended June 30, 2005 and 2004, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside of the United States. Of these foreign sales, approximately 99% are denominated in US dollars with the remaining amount denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ending June 30, 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2005	0	$ -	0	415
May 2005	6	$35.55	6	409
June 2005	4	$35.55	4	405
Total Second Quarter 2005	10	$35.55	10

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and will expire in July 2005. In May 2005, the Board of Directors extended the authorization through July 2006.

(2)

On May 24, 2005, in connection with the previously announced share repurchase program, the Company repurchased 100 shares of its common stock for $37.25 per share, or an aggregate purchase price of $3,725 from a trust controlled by George E. Richmond, the Company’s Chairman and principal stockholder.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	A regular Annual Meeting of Shareholders was held on May 12, 2005.

(b)	The following directors were elected at the Annual Meeting:

George E. Richmond, Alfred E. Brennan, Marc R. Sarni, Dr. Patrick J. Ferrillo, and Brian F. Bremer.

(c)	The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
George E. Richmond	8,647,797	225,060
Alfred E. Brennan	8,587,000	285,857
Marc R. Sarni	8,736,485	136,372
Dr. Patrick J. Ferrillo	8,814,132	58,725
Brian F. Bremer	8,725,440	147,417

Item 6.	Exhibits

Exhibits.

10.1 Stock Repurchase Agreement

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

YOUNG INNOVATIONS, INC.

August 8, 2005	/s/	Arthur L. Herbst, Jr.
----------------------	------------------------------------------------------------
Date	Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer