Form 10-Q
period 2005-09-30
YOUNG INNOVATIONS INC
filed 2005-11-09
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Number of shares outstanding of the Registrant’s Common Stock at October 31, 2005:

8,894,000 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 8,105	$ 2,552
Trade accounts receivable, net of allowance for doubtful accounts of $525 and $451 in 2005 and 2004, respectively	9,374	9,976
Inventories	10,707	10,942
Other current assets	3,879	3,640
Total current assets	32,065	27,110
Property, plant and equipment, net	22,071	22,137
Goodwill, net	52,690	52,617
Other intangible assets, net	7,162	6,105
Other assets	1,938	1,860
Total assets	115,926	$109,829
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 9,266	7,639
Net liabilities of discontinued operations	--	43
Total current liabilities	9,266	7,682
Deferred income taxes	7,010	7,010
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,894 and 9,038 shares issued and outstanding in 2005 and 2004, respectively	90	90
Additional paid-in capital	28,901	29,033
Deferred stock compensation	(345)	(598)
Retained earnings	93,982	83,884
Common stock in treasury, at cost, 1,293 and 1,146 shares in 2005 and 2004, respectively	(22,978)	(17,272)
Total stockholders’ equity	99,650	95,137
Total liabilities and stockholders’ equity	115,926	$109,829

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$ 21,616	$ 20,891	$ 63,156	$ 57,123
Cost of goods sold	9,811	9,185	28,929	25,880

Gross profit	11,805	11,706	34,227	31,243
Selling, general and administrative expenses	5,657	5,721	16,950	16,724

Income from operations	6,148	5,985	17,277	14,519
Other income, net	96	80	351	96

Income before provision for income taxes	6,244	6,065	17,628	14,615
Provision for income taxes	2,076	2,320	6,430	5,591

Income from continuing operations	4,168	3,745	11,198	9,024
Income from discontinued operations	--	49	--	100

Net income	$ 4,168	$ 3,794	$ 11,198	$ 9,124

Basic earnings per share	$0.47	$0.42	$1.25	$1.01
Basic earnings per share from continuing operations	0.47	0.41	1.25	1.00
Basic earnings per share from discontinued operations	--	0.01	--	0.01
Diluted earnings per share	$0.45	$0.40	$1.20	$0.97
Diluted earnings per share from continuing operations	0.45	0.39	1.20	0.96
Diluted earnings per share from discontinued operations	--	0.01	--	0.01
Basic weighted average shares outstanding	8,902	9,039	8,974	9,037
Diluted weighted average shares outstanding	9,255	9,389	9,332	9,412

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	NINE MONTHS ENDED
	SEPTEMBER 30
	2005	2004

Cash flows from operating activities:	$11,198	$9,124
Net income

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	2,298	2,440
Loss on disposal of property, plant and equipment	--	119
Changes in assets and liabilities --
Trade accounts receivable	582	2,292
Inventories	61	(2,248)
Other current assets	(167)	(821)
Other assets	(774)	(1,081)
Accounts payable and accrued liabilities	1,500	236
Other	238	--

Total adjustments	3,738	937

Net cash flows from operating activities	14,936	10,061

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	--	(1,545)
Purchases of property, plant and equipment and intangibles	(2,646)	(3,932)
Proceeds from sale of IAI	200	--

Net cash flows from investing activities	(2,446)	(5,477)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	--	9,568
Payments on long-term debt	--	(12,420)
Proceeds from stock options exercised	176	412
Payment of cash dividend	(1,102)	(1,107)
Purchase of treasury stock, net	(6,011)

Net cash flows from financing activities	(6,937)	(3,547)

Net increase (decrease) in cash and cash equivalents	5,553	1,037
Cash and cash equivalents, beginning of period	2,552	938

Cash and cash equivalents, end of period	$8,105	$1,975

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and subsidiaries (the “Company”) develops, manufactures and markets supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, panoramic X-ray machines, dental handpieces (drills) and related components, orthodontic toothbrushes, flavored examination gloves, children’s toothbrushes, children’s toothpastes, moisture control products, infection control products, and ultrasonic systems and obturation products used in endodontic surgeries (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Colorado, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2004 and 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004.

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

Supplemental Cash Flow Information

Cash flows from operating activities include $97 and $2,788 for the payment of federal and state income taxes and $55 and $78 for the payment of interest or loan charges for the nine months ended September 30, 2005 and 2004, respectively.

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

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. As of September 30, 2005, a total of 1,849 options had been granted. Net of forfeits, 1,590 options have been granted.

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

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004

	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net income	4,168	4,109	3,794	3,631
Income from continuing operations	4,168	4,109	3,745	3,582
Income from discontinued operations	--	--	49	49
Earnings per share:
Basic	0.47	0.46	0.42	0.40

Basic earnings per share from continuing operations	0.47	0.46	0.41	0.39
Basic earnings per share from discontinued operations	--	--	0.01	0.01
Diluted	0.45	0.44	0.40	0.39
Diluted earnings per share from continuing operations	0.45	0.44	0.39	0.38
Diluted earnings per share from discontinued operations	--	--	0.01	0.01
Amounts of stock-based compensation included in determination of net income:
Restricted stock compensation	$56	$56	$52	$52

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004

	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)		(Unaudited)
Net income	11,198	7,412	9,124	8,619
Income from continuing operations	11,198	7,412	9,024	8,519
Income from discontinued operations	--	--	100	100
Earnings per share:
Basic	1.25	0.83	1.01	0.95
Basic earnings per share from continuing operations	1.25	0.83	1.00	0.94
Basic earnings per share from discontinued operations	--	--	0.01	0.01
Diluted	1.20	0.79	0.97	0.91
Diluted earnings per share from continuing operations	1.20	0.79	0.96	0.90
Diluted earnings per share from discontinued operations	--	--	0.01	0.01
Amounts of stock-based compensation included in determination of net income:
Restricted stock compensation	$160	$160	$156	$156

4.	DISCONTINUED OPERATIONS:

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which was previously reported as a separate segment, sold toothbrushes, children’s toothpaste and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail operations are accounted for as discontinued operations and accordingly, operating results and net assets are segregated in the accompanying Condensed Consolidated Statements of Income and Condensed Consolidated Balance Sheets. The Company recorded a pre-tax gain of $1,156 on the sale transaction, which was included in the consolidated income statement caption “net income (loss) from discontinued operations” during the fourth quarter of 2004. The net current liabilities of the discontinued operations are primarily accounts receivable and accounts payable. Results for discontinued operations are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net sales	$ -	$812	$ -	$2,367
Income before income taxes	-	79	-	162
Provision for income taxes	-	30	-	62

Net income	$ -	$49	$ -	$100

5.	DIVESTED EQUITY INVESTMENT

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The investment was accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheets. Equity income (loss) was recorded using a three-month lag. During the second quarter of 2005, the Company sold its interest in IAI for $200, which approximated the book value of the asset.

6.	NOTES RECEIVABLE

During the normal course of business, the Company issues notes in connection with equipment purchases by customers. The equipment is used to secure the note.

Notes receivable consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Notes receivable, short-term	$2,089	$ 1,764
Notes receivable, long-term	1,869	1,496

Total Notes Receivable	$3,958	$ 3,260

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Finished products	$ 7,097	$ 6,489
Work in process, long-term	1,784	1,957
Raw materials and supplies	1,826	2,496
Total inventories	$10,707	$ 10,942

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)
Land	$ 1,611	$ 1,611
Buildings and improvements	11,330	11,149
Machinery and equipment	19,228	18,786
Equipment rented to others	6,328	5,952
Construction in progress	1,120	997
	39,617	38,495

Less: Accumulated depreciation	(17,546)	(16,358)
Total property, plant and equipment, net	$ 22,071	$ 22,137

9.	GOODWILL AND INTANGIBLE ASSETS

Goodwill consists of the following:

Goodwill at December 31, 2004	$ 57,415
Adjustments to allocation of purchase price	73
Goodwill at September 30, 2005	$57,488
Less: Accumulated amortization	(4,798)
Total goodwill, net	$ 52,690

During the first quarter of 2004, YI Ventures LLC (a wholly-owned subsidiary) acquired Healthsonics Corporation for $1,500. The company manufactures and distributes ultrasonic equipment and solutions. The final allocation of purchase price resulted in $1,400 of goodwill, which is all deductible for tax purposes, and $248 of other intangible assets. The final allocation resulted in various adjustments to the goodwill balance in the first quarter of 2005, including a $220 increase in goodwill, which was primarily related to changes in estimates related to severance liabilities and costs incurred to consolidate the operations of the business into a pre-existing facility. In addition, the Company allocated $248 of the purchase price to trademarks, with an indefinite useful life, thereby reducing goodwill. The remaining $101 increase in goodwill during the year related to adjustments to the purchase price allocation for the Canadian operations of Obtura Spartan, which were acquired in November of 2004.

There are no contingent payment obligations outstanding on any of the Company’s acquisitions. There have been no changes in goodwill related to impairment losses or write-offs due to sale of businesses.

During the third quarter of 2005, the Company acquired the assets of a product line related to its Earth City operations, which primarily consisted of $897 in patents. Other intangible assets consist of the following:

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,200	$291	$909
Core technology	591	113	478
Patents	1,366	318	1,048
Product formulas	430	47	383
Customer & supplier relationships	698	144	554
Noncompete agreements	356	125	231
Total	$4,641	$1,038	$3,603

Unamortized intangible assets
Trademarks	$3,559		$3,559
Total intangible assets	$8,200	$1,038	$7,162

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 65	$ 1,135
Core Technology	591	32	559
Patents	499	263	236
Product formulas	430	37	393
Customer & supplier relationships	380	86	294
Non-compete agreements	252	75	177
Total	$ 3,352	$ 558	$ 2,794

Unamortized intangible assets
Trademarks	3,311	-	3,311
Total intangible assets	$ 6,663	$ 558	$ 6,105

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 7 to 20 years for patents, license agreements and core technology, 40 years for product formulations and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 19 years. Aggregate amortization expense for the three months ended September 30, 2005 and 2004 was $83 and $64, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/05	$360
For the year ending 12/31/06	439
For the year ending 12/31/07	352
For the year ending 12/31/08	352
For the year ending 12/31/09	352

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. The current arrangement expires in September 2007. As of September 30, 2005 and December 31, 2004, there were no borrowings on the Company’s credit arrangement.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks’ lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2005 and December 31, 2004, approximately $134 and $205, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income	$4,168	$3,794	$11,198	$9,124
Income from continuing operations	4,168	49	11,198	9,024
Income from discontinued operations	--	3,745	--	100
Weighted average shares outstanding for basic earnings per share
	8,902	9,039	8,974	9,037
Dilutive effect of stock options and restricted stock. ..	353	350	358	375
Weighted average shares outstanding for diluted earnings per share	9,255	9,389	9,332	9,412

Basic earnings per share	$0.47	$0.42	$1.25	$1.01
Basic earnings per share from continuing operations	$0.47	$0.41	$1.25	$1.00
Basic earnings per share from discontinued operations...	$0.00	$0.01	$0.00	$0.01
Diluted earnings per share	$0.45	$0.40	$1.20	$0.97
Diluted earnings per share from continuing operations	$0.45	$0.39	$1.20	$0.96
Diluted earnings per share from discontinued operations	$0.00	$0.01	$0.00	$0.01

12.	INCOME TAXES

During the three months ended September 30, 2005, the Company recorded a reduction in taxes payable related to the benefit of a capital loss incurred in 2005 for which realization was determined to be more likely than not. The Company also adjusted its effective tax rate to reflect its current estimate of domestic manufacturing tax benefits associated with IRC Section 199.

13.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $276 and $280 at September 30, 2005 and December 31, 2004, respectively.

14.	RELATED-PARTY TRANSACTIONS

In May 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725.

15.	SUBSEQUENT EVENTS

On October 17, 2005, the Board of Directors declared a quarterly dividend of $0.04 per share, payable December 15, 2005 to shareholders of record on November 15, 2005.

16.	NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require us to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. The Company will adopt SFAS 123R in the first quarter of 2006. We are currently evaluating the impact of this proposed standard on our consolidated financial statements.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Net sales increased $725 or 3.5% to $21,616 in the third quarter of 2005 from $20,891 in the third quarter of 2004. The increased sales resulted from favorable dealer response to targeted marketing initiatives and solid end-user demand for the Company’s products. Sales growth in the third quarter was negatively impacted by approximately $300 as a result of management’s decision to voluntarily recall from dealers certain drug products (principally fluorides).

Gross Profit

Gross profit increased $99 or 0.8% to $11,805 in the third quarter of 2005 from $11,706 in the third quarter of 2004. The additional gross profit was primarily the result of the increased net sales. Gross margin decreased to 54.6% of net sales in the third quarter of 2005 from 56.0% in the second quarter of 2004. Gross margin decreased primarily as a result of changes in product mix and costs and inefficiencies associated with the voluntary recall of certain fluoride products.

Selling, General, and Administrative Expenses

SG&A expenses remained relatively flat, with a decrease of $64 or 1.1% to $5,657 in the third quarter of 2005 from $5,721 in the third quarter of 2004. Increases in SG&A costs were related primarily to professional fees associated with regulatory compliance matters, and were partially offset by decreases related to facility consolidations and cost containment measures. As a percent of net sales, SG&A expenses decreased 1.2 percentage points to 26.2% in 2005 compared to 27.4% in 2004.

Income from Operations

Income from operations increased $163 or 2.7%, to $6,148 in the third quarter of 2005 from $5,985 in the third quarter of 2004. The increase was a result of the items explained above.

Other Income(Expense), net

Other income (expense), net remained relatively flat, with an increase of $16 to $96 in the third quarter of 2005 from $80 in the third quarter of 2004.

Provision for Income Taxes

Provision for income taxes decreased $244 for the third quarter of 2005 to $2,076 from $2,320 in the third quarter of 2004 as a result of the reduction in the effective tax rate to 33.25% compared to 38.25% in the third quarter of 2004. The lower effective tax rate is primarily attributable to the recognition of a tax benefit associated with a non-recurring capital loss and the estimated impact of the IRC Section 199 manufacturing deduction.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Net sales increased $6,033 or 10.6% to $63,156 in the first nine months of 2005 from $57,123 for the first nine months of 2004. The increased sales resulted from relatively low sales in the second quarter of 2004 due to the restructuring of certain sales incentive programs to dealers in May 2004, favorable dealer response to targeted marketing initiatives in the second quarter of 2005, and solid end-user demand for the Company’s products,

The sales incentive programs that were restructured by the Company principally consisted of off-invoice pricing discounts (i.e., a discount reflected directly on the billing and requiring no performance obligation on the part of the customer) that are recorded in the net sales account at the time of sale. During the second quarter of 2004, the Company eliminated certain of these promotional pricing incentives, which reduced customer orders and sales in that quarter. The reason for this second quarter change was to transition to product line based pricing promotions from the brand based promotions that had been run in the previous periods. These changes were made to facilitate certain new product introductions and facilities consolidation efforts, while providing for improved service levels to the Company’s distributors.

Gross Profit

Gross profit increased $2,984 or 9.6% to $34,227 for the first nine months of 2005 from $31,243 for the first nine months of 2004. The additional gross profit was primarily a result of the increased net sales. Gross margin remained relatively flat at 54.2% of net sales in the first nine months of 2005 compared to 54.7% of net sales in the first nine months of 2004. The increase in sales volume as well as changes in product mix had a positive impact on the gross profit margin. This was offset by temporary production inefficiencies related to facility consolidation activity and the impact of the voluntary recall of certain fluoride products.

Selling, General, and Administrative Expenses

SG&A expenses increased $226 or 1.4% to $16,950 in the first nine months of 2005 from $16,724 in the first nine months of 2004. The increase in SG&A costs is primarily attributable to increased costs related to the growth in infrastructure of the business (such as regulatory and facilities costs), partially offset by headcount reductions related to facility consolidations. As a percent of net sales, SG&A expenses decreased 2.5 percentage points to 26.8% in 2005 compared to 29.3% in 2004.

Income from Operations

Income from operations increased $2,758 or 19.0%, to $17,277 in the first nine months of 2005 from $14,519 in the first nine months of 2004. The increase was a result of the items explained above.

Other Income(Expense), net

Other income (expense), net increased $255 to $351 in the first nine months of 2005 from $96 in the first nine months of 2004. This increase was primarily attributable to less interest expense in the current year as no borrowings were outstanding on the Company’s credit facility during the first nine months of 2005.

Provision for Income Taxes

Provision for income taxes increased $839 in the first nine months of 2005 to $6,430 from $5,591 in the first nine months of 2004 as a result of increased pre-tax income. The Company recorded an effective tax rate of approximately 36.5% for the nine months of 2005 and 38.25% in 2004. In the third quarter of 2005, the Company changed the effective tax rate from 38.25% to 33.25%. The lower effective tax rate is primarily attributable to recognition of a tax benefit associated with a non-recurring capital loss and the estimated impact of the IRC Section 199 manufacturing deduction.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $14,936 and $10,061 for the first nine months of 2005 and 2004, respectively. Capital expenditures for property, plant and equipment were $1,699 and $3,932 for the first nine months of 2005 and 2004, respectively. During the first quarter of 2004, the Company acquired a warehouse and office facility in Corona, California for approximately $2,800. The building was occupied in April 2004. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems. During the second quarter of 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725.

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2005 and December 31, 2004, the Company was in compliance with all of these covenants. As of September 30, 2005, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Forward-Looking Statements

Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company’s Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission.

In addition to the risk factors identified in our Form 10-K, the following risks and uncertainties, which are inherent in any forward-looking statement, include, but are not limited to the following:

The Company’s sales and earnings could be adversely affected and subject to increased volatility as a result of:

•	The success and timing of the reintroduction of recalled products
•	Regulatory compliance and related costs
•	Changes in the Company’s effective tax rate due to regulatory changes and the increasing size and complexity of the Company

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $12 and $31 of additional interest expense in the nine month periods ended September 30, 2005 and 2004, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $12 and $31 in the nine month periods ended September 30, 2005 and 2004, respectively.

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

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ending September 30, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2005	0	$ -	0	405
August 2005	24	$34.19	24	381
September 2005	3	$36.07	3	378
Total Third Quarter 2005	27	$34.40	27

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and was originally scheduled to expire in July 2005. In May 2005, the Board of Directors extended the authorization through July 2006.

Item 6.	Exhibits

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

November 8, 2005	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer