Form 10-K
period 2005-12-31
YOUNG INNOVATIONS INC
filed 2006-03-14
CIK 949874

================================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates based on the Nasdaq National Market closing price as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $206.9 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the Registrant's Common Stock at February 28, 2006:

8,925,652 shares of Common Stock, par value $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

=============================================================================================================================================

PART I

Item 1. Business (All items in thousands).

General Overview

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). These products are primarily marketed to dental professionals, principally dentists, endodontists, orthodontists, dental hygienists and dental assistants.

The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas and Canada.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company’s total net sales in 2005.

The Company is a Missouri corporation with its principal executive office located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010.

Background

The Company was founded as Young Dental in the early 1900s. As one of many small suppliers to the dental profession, Young Dental’s strength was manufacturing consistently reliable dental products. As dentistry evolved, Young Dental employees worked with practicing dentists and academics to identify clinical problems. Young Dental staff used their engineering and manufacturing expertise to create solutions to those problems. Young Dental established a strong reputation and leading market position in disposable and metal prophy angles, the core products utilized by the dentist in the typical biannual teeth cleaning.

In 1995, following the acquisition of The Lorvic Corporation, the Company incorporated as Young Innovations, Inc. in the state of Missouri. Since then, Young has acquired a number of complementary businesses, and introduced a variety of new products. Through these acquisitions and new product introductions, the Company has expanded its preventive and infection control product offerings, and entered a number of new product areas, including dental diagnostic imaging, handpieces, home care products, and endodontics. The Company believes its continued commitment to providing innovative products to meet the evolving needs of dental professionals has earned it a reputation for quality, reliability and value.

Business Strategy

The key elements of the Company’s strategy are:

•

Developing New Products. Product development has been an important part of the Company’s growth strategy, and continues to play a critical role in the pursuit of internal growth. The evolution of the Company’s product offering is driven by the needs of clinicians and patients, which often require modifications to existing products rather than new designs. The Company maintains an active dialogue with practicing clinicians to identify product improvements that enhance patient comfort and improve patient care, and/or improve practice productivity.

•

Improving Operating Efficiency. The Company strives to reduce costs and rationalize expenses across its operations in an effort to maximize profitability. In order to improve operating efficiency, the Company seeks cost savings through manufacturing and process improvements, administrative and marketing synergies, and facility consolidation, where appropriate.

•

Acquiring Complementary Products and Businesses. The Company is experienced in acquiring and integrating complementary products and businesses. The Company continuously evaluates acquisition opportunities, and pursues opportunities that increase the breadth of its product and service offerings and provide opportunities to enhance the growth prospects and profitability of the overall business through manufacturing and marketing synergies. The following table provides a summary of our acquisition history.

Select Acquisitions

Company Name	Acquisition Year	Key Product Additions
The Lorvic Corporation	1995	Infection control products.
Denticator International, Inc.	1996	Popular-priced disposable prophy angles.
Panoramic Corporation	1998	Panoramic X-ray equipment and supplies.
Athena Technology, Inc.	1999	Dental handpieces and related components.
Plak Smacker, Inc.	2000	Home care products and flavored gloves.
Biotrol and Challenge (subsidiaries of Pro-Dex, Inc.)	2001	Infection control products, prophy pastes and other preventive products.
Obtura Corporation & Earth City Technologies, Inc.	2003	Endodontic products.

Products

The Company’s $84,766 in sales for 2005 were derived from the manufacture and sale of the products described below. The Company has grouped these products by core function within the dental office.

Preventive. The Company believes it is a leading supplier of preventive products to the U.S. professional dental market. Preventive products include:

•

Prophy Angles. The Company offers a broad line of prophy products. The prophy angle, in combination with prophy paste, is used in the typically biannual “teeth cleaning treatment” that helps remove plaque and polishes teeth. The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental (premium-priced) and Denticator (popular-priced) brand names, as well as through private-label relationships. The Company believes it is the market leader in disposable prophy angles, with its extensive line of prophy products that suit the wide variety of customer needs and desires.

The Company also offers metal prophy angles, which are sealed to help prevent damage to the internal components of the angle and help it withstand repeated sterilizations. The metal prophy angles are marketed together with an assortment of cups and brushes specifically designed to work together, which encourages recurring purchases of these products.

•

Prophy pastes. D-Lish, Festival and ProCare are some of the brand names of the Company’s prophy pastes. Most pastes are available in a variety of textures (grits) and flavors, and some are sold in powder form. Important functional features of prophy paste include stain removal, flavor and splatter control.

•

Flourides. The Company has a variety of flavors of fluorides in gel, foam and rinse formulations. Fluorides are used to help prevent tooth decay. The manufacture and sale of certain of these products has been temporarily suspended and the Company currently plans to re-introduce these products in the third quarter of 2006.

•

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

Infection Control. The Company markets a broad line of infection control products to the dental practice. Infection control products include:

•

Surface disinfectants. BIREX is one of the leading liquid surface disinfectants in the U.S. Surface disinfectants are used to clean surfaces in the dental operatory, such as a dental chair or countertop that may be contaminated with bioburden. BIREX is a concentrated solution that is diluted with water prior to use, which makes it easier to ship and store. Biosept HTP, a ready-to-use disinfectant, was designed to meet the needs of professionals who prefer this easy-to-use form of delivery.

•

Evacuation system cleaners. The evacuation system is designed to remove debris from the patient’s mouth during a dental procedure. Vacusol and NeutraVac, the Company’s evacuation system cleaners, remove debris that collects in the evacuation line. When used with the Company’s atomizer, the solution is mixed with room air and flows through the evacuation lines. Due to the unique air/liquid solution, the stress on the vacuum pump used in the evacuation system is minimized, which helps to extend pump life.

•

Gloves and masks. The Company offers many types of gloves, including latex, non-latex and powder-free gloves for dental professionals. Flavored gloves, including bubble gum and grape, are often used by pediatric dentists to help provide a more positive, enjoyable experience for their younger patients. Masks are used as a barrier by dental professionals.

•

Ultrasonic cleaning systems. The Company, under the Healthsonics brand name, manufactures and markets a line of ultrasonic cleaning systems primarily used to clean and disinfect dental hand instruments. The Company also sells a line of solutions and accessories that are used in connection with these systems.

•

Instrument disinfectants. The Company offers a full line of solutions designed for disinfecting dental instruments, including BioCideG30, Multicide Ultra and Biozyme LT. Certain of these cleaners may also be used with ultrasonic cleaners.

Diagnostic. The Company believes it is a leading provider of panoramic dental X-ray systems and supplies in the U.S., marketed under the Panoramic brand name. The Company’s diagnostic products include:

•

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

•

Panoramic PC-1000/Laser-1000. This is the Company’s cephalometric offering. Cephalometric radiographs show the exact relationship of various anatomical reference points of the patient’s anterior skull profile. General dentists and orthodontists use these calculations to locate and predict the movement of teeth in order to fit braces and other orthodontia. Oral surgeons use cephalometric X-rays to detect pathology and also to determine bone and teeth alignment before and after surgery.

•

Digital. The Company’s PC-1000 and PC-1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers both direct and phosphor plate digital solutions for its X-ray machines which can be purchased with a new panoramic X-ray machine or added to a dentist’s current panoramic machine.

•

Supplies and Service. The Company offers its customers dental X-ray supplies, including film, film cassettes and intensifying screens, processing chemicals, and darkroom supplies. The Company also offers service on all of its systems through a network of more than 200 independent nationwide service technicians.

Panoramic X-ray systems can be a significant investment for a dentist. In addition to outright purchase and traditional financing options, the Company established a rental program whereby dentists pay on a per-use basis for the system (i.e., per X-ray image taken). The system is installed free of charge, and the dentist pays a monthly fee based on usage. Rental customers have the option to purchase their equipment at any time.

Home Care. The Company markets a line of products to dentists, pediatric dentists and orthodontists that are prescribed, sold or given to patients for use at home. The Company’s home care products include:

•

Home care kits. These kits are given to patients to encourage good oral healthcare habits and contain products such as brushes, wax to protect the inside of the cheek from irritation due to brackets, a timer to monitor brushing time and floss.

•

Toothbrushes. The Company offers a broad line of toothbrushes for many age groups, including infants, children, teens and adults. The Company also markets an “all-in-one” brush for patients with braces. One end of the brush is a standard toothbrush, while the other end features a conical brush designed for access between brackets.

•

Fluorides. The Company sells a variety of flavors of fluorides in gel, foam and rinse formulations. Fluorides are used to help prevent the development of tooth decay. The manufacture and sale of certain of these products has been temporarily suspended and the Company currently plans to re-introduce these products in the third quarter of 2006.

Endodontic. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and subsequently filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company’s endodontic products include:

•

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

•

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

Sales and Marketing of Professional Products

The Company markets its preventive, infection control and certain home care products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 14.2% and 13.5%, respectively, of the Company's sales in 2005. In addition to marketing through distributors in the U.S., the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the U.S. and Canada, independent sales representatives in Mexico, and sales representatives in countries outside of North America. These sales representatives teach the Company’s distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to generate interest in its products by providing information and marketing materials to influential lecturers and consultants in the dental industry.

The Company’s diagnostic, certain home care and endodontic products are marketed in the U.S. and Canada directly to the end user, primarily by direct mail, telemarketing, trade shows, and a limited amount of advertising in trade and professional journals. The Company also sponsors seminars hosted by industry thought leaders.

Product Development

The Company’s engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company’s manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed a short prophy cup for its line of prophy angles to allow for easier access to the back of the patient’s mouth. The Company has various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

Research and development costs are expensed when incurred and totaled $752, $715, and $511 for 2005, 2004 and 2003, respectively.

Manufacturing and Supply

The Company manufactures most of its products and product components other than certain infection control products, children’s home care products, orthodontic kits and related supplies, and examination gloves.

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

Pastes and Liquid and Gel Fluorides. The Company blends and mixes all of its pastes and fluorides at the Earth City, Missouri, facility. The Company also owns equipment used to form and die-cut expanded polyethylene foam and extruded plastic into packaging materials, and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

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

Infection Control Products. The Company manufactures and packages a variety of infection control products, sterilants and cleaners, at the Earth City, Missouri facility. Additionally, certain of the Company’s infection control products are sourced from domestic manufacturers.

X-Ray Equipment. X-ray equipment is manufactured and assembled at the Company’s premises in Fort Wayne, Indiana. The Company also manufactures its own X-ray generators, a critical system component. Prior to January 2006, a contract manufacturer manufactured and assembled the X-ray equipment at the Company’s premises in Fort Wayne, Indiana. In January 2006, the Company acquired the contract manufacturer and began manufacturing and assembling its own

X-ray equipment.

Home Care Products. The Company sources most of its home care kit components, toothbrushes, and examination gloves from manufacturers in Asia, principally China, Thailand and Malaysia. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

Endodontic Products. Obturation and ultrasonic systems are manufactured at the Company’s facility in Fenton, Missouri. A variety of components and subassemblies are sourced domestically.

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

Competition

The Company competes with manufacturers of both branded and private-label dental products. The Company believes it is the market leader in disposable prophy angles and liquid surface disinfectants used in the professional dental market in the U.S. The Company also believes it is a leading provider of panoramic X-ray systems and supplies in the U.S. In addition, the Company believes it is a leader in systems designed for warm, vertical condensation obturation, as well as a leader in the domestic market for ultrasonic systems and tips used in endodontic surgery and retreatment.

The markets for the Company’s products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company’s competitors have greater financial, research, manufacturing, and marketing resources than the Company. The Company’s competitors include DENTSPLY International Inc.; Sybron Dental Specialties, Inc.; Danaher Corporation; Oral-B Laboratories, a subsidiary of Procter and Gamble Co.; StarDental, a division of DentalEZ Group; Sultan Dental Products; Sultan Chemists, Inc.; Preventive Technologies, Inc.; John O. Butler Company; Proctor and Gamble Co.; Colgate-Palmolive Co.; Eastman Kodak Company; and Planmeca OY.

FDA Regulation

The Company’s products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (FDA). To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements are more stringent than those applicable in the United States. They also vary from country to country.

Medical Device Regulation. Pursuant to the Federal Food, Drug, and Cosmetic Act (“Act”), and the FDA’s implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations. Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness for the labeled use. The Company’s dental device products are classified as either Class I or Class II devices. Class I devices are subject to "general controls," such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding. Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device-specific requirements. All of the Company’s dental device products are subject to ongoing regulatory oversight by the FDA to ensure compliance with, among other things, product labeling, GMP, the quality system regulation (QSR), recordkeeping, and medical device (adverse reaction) reporting requirements. The Company’s facilities are further subject to periodic inspection by the FDA, as well as state and local agencies. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction and/or criminal or civil proceedings. In the medical device arena, the FDA may also request repair, replacement, or refund of the cost of any medical device manufactured or distributed by the Company.

Drug Regulation. The Company also markets drug products, such as fluorides, which are subject to regulation by the FDA and the counterpart agencies of the foreign countries where the products are sold. The FDA regulates the development, manufacture, sale, and distribution of drugs, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, unless a drug product falls within an over-the-counter (OTC) monograph, is generally recognized as safe and effective for the labeled use, or is entitled to grandfather status, the drug must be approved by FDA before it may be legally marketed. Failure to comply with the FDA’s drug regulatory requirements can result in issuance of an FDA Form 483 Inspectional Observations, Warning Letter, or another enforcement action or penalty.

Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (EPA) under FIFRA, and by various state agencies under the laws of those states. Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold. Registrations must be renewed annually. Registration includes approval by the EPA of the product’s label, including its claims and directions for use, which must be supported by data. EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious. The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency. Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the cancellation of a pesticide registration.

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

Other

The Company maintains a credit agreement with a borrowing capacity of $50,000, which expires in September 2007. There were no outstanding borrowings under this agreement at December 31, 2005. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2005, the Company employed approximately 272 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

Website Access to Company Reports and Corporate Governance Materials

The Company makes available free of charge through our website, www.ydnt.com, (1) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission; and (2) the Audit Committee, Compensation Committee and Nominating Committee charters and its Code of Ethics. The Company’s website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, their ages and their positions with the Company are set forth below. All officers serve at the pleasure of the board.

Name	Age	Position	Principal Occupation During Past 5 Years
George E. Richmond	72	Chairman of the Board and Director

Chairman of the Board since 1997, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.

Alfred E. Brennan	53	Vice Chairman of the Board, Chief Executive Officer and Director

Chief Executive Officer since January 2002, and Vice Chairman since July 2004, President from July 1998 to July 2004, and Director of the Company since August 1997, Chief Operating Officer of the Company from October 1997 until May 2002.

Arthur L. Herbst, Jr.	42	President	President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004, and Director from November 1997 to July 2004.

Stephen T. Yaggy	33	Vice President	Vice President of the Company since July 2005, General Manager of Panoramic since May 2003, Corporate Controller of the Company from June 1998 to May 2005.
Daniel J. Tarullo	46	Vice President

Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004, Vice President of Lanmark Group, a healthcare marketing and advertising agency, from 2001 to 2003.

Christine R. Boehning	35	Vice President, Chief Financial Officer and Secretary

Secretary of the Company since May 2005, Chief Financial Officer since July 2004, Vice President of Finance since May 2004, Vice President of Investment Banking at Robert W. Baird from August 1998 to January 2004.

Item 1A. Risk Factors

Forward Looking Statements

This Annual Report (including, without limitation, Item 1 — "Business" and Item 7 — "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. These statements are not guaranties of future performance, and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

The Company makes no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued.

At any time when the Company makes forward-looking statements, it desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995.

Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below, together with the cautionary statement under the caption “Forward Looking Statements” described above and other information contained in this Annual Report and our other filings with the Securities and Exchange Commission before purchasing our securities. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Acquisitions have been and continue to be an important part of our growth strategy; failure to consummate acquisitions could limit our growth and failure to successfully integrate acquisitions could adversely impact our results.

Our business strategy includes continued growth through strategic acquisitions, which depends upon our ability to identify potential acquisitions, the availability of suitable acquisition candidates at reasonable prices and the availability of financing on acceptable terms. In addition, our growth strategy is dependent upon our ability to negotiate and consummate acquisitions and effectively integrate the acquisitions into our business. Acquisitions involve integrating product lines, employees and manufacturing facilities and include risks relating to employee turnover and sales channel tension. We can not be certain that we will successfully manage all of these challenges and risks in the future and there can be no assurance that our future acquisitions will be successful. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results.

We operate in a highly competitive industry and can not be certain that we will be able to compete effectively.

The markets for our products are highly competitive. We compete with manufacturers of both branded and private-label dental products. Some of our competitors have greater financial, research, manufacturing, marketing and other resources which could allow them to compete more successfully. As a result we may not be able to achieve, maintain or increase market share or margins, or compete effectively against these companies. In addition, new competitors are constantly entering the markets in which we participate.

If we are unable to successfully manage growth, our results could be materially adversely affected.

Our future performance will depend, in large part, upon our ability to implement and manage our growth effectively. Our growth in the future will continue to place a significant strain on our management, administrative, operational, and financial resources. We anticipate that, if we are successful in expanding our business, we will be required to recruit and hire a substantial number of new managerial and support personnel. Failure to retain and attract additional management personnel who can manage our growth effectively would have a material adverse effect on our performance. To manage our growth successfully, we will also have to continue to consolidate our operations and improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

Our future performance is materially dependent upon our senior management.

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Alfred E. Brennan, Chief Executive Officer, and Arthur L. Herbst, Jr., President, among others. The loss of the services of either Mr. Brennan or Mr. Herbst could have a material adverse effect on our business. We have employment agreements with each of Messrs. Brennan and Herbst. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

We rely heavily on key distributors, and if any of them stop doing business with us it would significantly impact our operating results.

In fiscal 2005, approximately 30% of our sales were made through two distributors. If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected. Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations or financial condition until we find an alternative means to distribute our products.

Our business is subject to quarterly variations in operating results due to factors outside of our control.

Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, the buying patterns of our largest customers, technology changes, timing of sales promotions and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Certain of our products and manufacturing facilities are subject to regulation, and our failure to comply with applicable laws and regulations and obtain or maintain the required regulatory approvals for these products could hinder or prevent their sale and increase our costs of regulatory compliance. In addition, there can be no assurance we will be able to successfully reintroduce our recalled products.

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration, the Environmental Protection Agency, state, local or foreign laws or other federal, state or foreign governmental bodies or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, or the withdrawal of the approval needed to sell one or more of our products. We are also subject to regulation by the Occupational Safety and Health Administration and the Securities and Exchange Commission, among others. The failure to comply with existing or future laws and regulations could have a material adverse affect on our operations. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may force us to recall products, increase our costs of regulatory compliance, prevent us from selling a product or hinder our growth. To the extent that we recall products, there can be no assurance that we will be able to timely and successfully reintroduce these recalled products into the market.

Changes in standard of care relating to dental health may impact future results.

The demand for dental products is impacted by the dental health care standards. If the industry standards were to shift to a standard of care that changed the frequency or type of procedures performed or if third-party insurance coverage were to substantially change, the market for our company’s products could be adversely affected.

Technological change could result in loss of market share, product obsolescence and dependence on new products.

Our future success depends on the ability to anticipate and adapt to changes in technology, industry standards and customers’ changing demands. If we do not timely acquire, develop, complete testing, obtain regulatory approval and sell commercial quantities of new products in response to a technological change or the changing demands of customers, we could lose market share and our products could become obsolete.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.

We are dependent on certain of our vendors and suppliers. We believe we have good relationships with and are generally able to obtain attractive pricing and other terms from our vendors and suppliers. When possible, we attempt to have multiple sources for key materials and supplies. If our vendors and suppliers were no longer able to supply product, we could face difficulty in immediately obtaining needed goods and services, which could adversely affect our business for a temporary period.

Prices and availability of raw materials may fluctuate which may adversely affect our margins.

If our raw material products, such as resin, were to increase in price significantly, the cost of manufacturing products would increase. If we were unable to pass the increased cost along to customers, this could adversely affect our business. In addition, if our raw materials were not available for a period of time, this would impair our ability to obtain necessary materials which could adversely affect our revenue.

Overall economic conditions could have a material effect on our results.

Our business and earnings are sensitive to general business and economic conditions, primarily in the U.S. Changing economic conditions, including unemployment, a decline in dental insurance coverage, health care reform, or government regulation could result in a lower demand for our products.

Loss of intellectual property protection and related disputes could negatively affect our results.

Our company maintains copyright, trademark and trade secret laws, licenses and confidentiality and non-disclosure agreements to protect our intellectual property and proprietary technology. There can be no assurance that the steps taken to protect our intellectual property or proprietary technology will be adequate or enforceable to prevent misappropriation. In addition, the cost of prosecuting and defending such actions can be significant and have a material adverse effect our results.

We rely upon others to assist in the education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales.

We work with various dental clinicians to educate the dental community on the features and benefits of our products. Some clinicians are a key component to our strategy for growing our sales. The inability or unwillingness of one or more of these clinicians to continue to assist us could negatively impact the sales of certain significant products.

We are subject to potential product liability claims as a result of the design, manufacture and marketing of our products. Claims alleging product liability may involve large potential damages and significant defense costs. We currently maintain insurance coverage for such claims but there can be no assurance that our insurance coverage will be adequate or that all such claims will be covered by our insurance. A product liability claim could adversely affect our reputation. A successful claim against us in excess of the available insurance coverage could have a material adverse effect on our results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

The Company's principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters
and Manufacturing	113,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	39,000	Fort Wayne, Indiana	Owned
Office and Manufacturing	8,000	Fort Wayne, Indiana	Leased, on month-to-month terms
Office and Manufacturing	16,000	Fenton, Missouri	Leased, expires November 2008
Office and Manufacturing	12,000	Livermore, California	Leased, expires July 2006
Office and Distribution	33,000	Corona, California	Owned
Distribution	23,000	Morristown, Tennessee	Leased on month-to-month terms
Office	7,500	Algonquin, Illinois	Leased, expires May 2007
Office Manufacturing	2,500 32,900	Chicago, Illinois Fort Wayne, Indiana	Leased, expires July 2008 Leased, expires July 2008

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

The Company’s Common Stock trades on the Nasdaq National Market under the symbol "YDNT."

The following table sets forth the high and low prices of the Company’s Common Stock as reported by the Nasdaq National Market during the last eight quarters.

On January 31, 2006, there were approximately 141 holders of record of the Company's Common Stock.

The Company has paid quarterly dividends on its Common Stock since the third quarter of 2003.

Payment of future cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors, and will also be subject to any applicable restrictions contained in the Company's then existing credit arrangements.

ISSUER PURCHASES OF EQUITY SECURITIES (1)

(1) The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and was originally scheduled to expire in July 2005. In May 2005, the Board of Directors extended the authorization through July 2006.

(2) Previously not reported.

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

	Year Ended December 31
	2005	2004	2003(1)	2002(2)	2001(3)
Income Statement Data:
Net sales	$ 84,766	$ 79,201	$ 72,562	$67,147	$ 58,824
Cost of goods sold	38,851	35,851	32,129	30,025	26,397

Gross profit	45,915	43,350	40,433	37,122	32,427
Selling, general and administrative expenses	22,090	22,219	19,025	18,562	16,943

Income from operations	23,825	21,131	21,408	18,560	15,484
Interest (income) expense and other, net	(485)	(144)	(109)	286	225

Income from operations before provision for income taxes	24,310	21,275	21,517	18,274	15,259
Provision for income taxes	8,972	8,138	8,231	7,127	5,875

Income from continuing operations	15,338	13,137	13,286	11,147	9,384
Income (loss) from discontinued operations	0	797	(85)	264	161

Net income	$ 15,338	$ 13,934	$ 13,201	$11,411	$9,545

Basic earnings per share (4)	$ 1.71	$ 1.54	$1.46	$1.29	$0.99

Basic earnings per share from continuing Operations	$ 1.71	$ 1.45	$1.47	$1.26	$0.97

Basic earnings (loss) per share from discontinued Operations	$ 0.00	$ 0.09	$(0.01)	$0.03	$0.02

Basic weighted average common shares outstanding (4)	8,957	9,040	9,017	8,876	9,662
Diluted earnings per share (4)	$ 1.65	$1.48	$1.40	$1.22	$0.96

Diluted earnings per share from continuing Operations	$ 1.65	$1.40	$1.41	$1.19	$0.95

Diluted earnings (loss) per share from discontinued Operations	$ 0.00	$0.08	$(0.01)	$0.03	$0.01

Diluted weighted average common shares outstanding (4)	9,312	9,409	9,431	9,331	9,904
Cash dividends declared per common share	$ 0.16	$ 0.16	$ 0.06	n/a	n/a

	As of December 31
	2005	2004	2003(1)	2002	2001(3)
Balance Sheet Data:
Working capital	$ 28,186	$ 19,428	$ 12,676	$12,645	$12,439
Total assets	118,089	109,829	101,484	84,988	83,605
Total debt (including current maturities)	-	-	2,852	4,304	16,984
Stockholders' equity	103,564	95,137	82,963	67,670	55,885

__________

(1)

On December 1, 2003, the Company acquired substantially all of the assets of Obtura Corporation and Earth City Technologies (collectively “Obtura Spartan”). The income statement data for the year ended December 31, 2003 includes results of operations for

Obtura Spartan from December 1, 2003 through December 31, 2003. The balance sheet data as of December 31, 2003 includes the Obtura Spartan acquisition.

(2)

Weighted average common shares outstanding decreased from 2001 to 2002 primarily as a result of the Company’s buyback of 1,050 shares from George E. Richmond, its Chairman of the Board and then Chief Executive Officer, in November 2001.

(3)

On June 12, 2001, the Company acquired substantially all of the assets of the Biotrol and Challenge subsidiaries of Pro-Dex, Inc. (collectively “Biotrol”). The income statement data for the year ended December 31, 2001 includes results of operations for Biotrol from June 12, 2001, through December 31, 2001. The balance sheet data as of December 31, 2001 includes the Biotrol acquisition.

(4)

Earnings per share data and shares outstanding for 2001 have been retroactively adjusted to reflect the impact of the three-for-two stock split of the Company’s Common Stock in the form of a stock dividend that was paid on March 28, 2002 to stockholders of record as of the close of business on March 22, 2002. All share and per share numbers give effect to such stock split.

Item 7. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operations (in thousands).

General

Young Innovations, Inc. and subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). These products are primarily marketed to dental professionals, principally dentists, endodontists, orthodontists, dental hygienists and dental assistants. The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas and Canada.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 10% of the Company’s total net sales in 2005, 2004 and 2003.

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which was previously reported as a distinct reporting segment, sold toothbrushes, children’s toothpastes and dental accessories to mass merchandisers under the Plak Smacker brand name. As a result of the disposition, we have reclassified our financial statements to reflect the retail segment as discontinued operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants include in their MD&A a description of their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Allowance for doubtful accounts – The Company has 38% of its December 31, 2005 accounts receivable balance with two large customers (see footnote 6 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory values are based upon standard costs, which approximate historical costs. Management regularly reviews inventory quantities on hand and records a provision for excess or obsolete inventory based primarily on estimated product demand and other information related to the inventory including planned introduction of new products and changes in technology. If demand for the Company’s products is significantly different than management’s expectations, the reserve could be materially impacted. Charges to the reserves are included in cost of goods sold.

Goodwill and other intangible assets – The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” effective January 1, 2002. Goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Contingencies – The Company and its subsidiaries from time to time are subject to various contingencies, including legal proceedings arising in the normal course of business. Management, with the assistance of external legal counsel, performs an analysis of current litigation, and will record liabilities if a loss is probable and can be reasonably estimated. The Company believes the reserve is adequate; however, it cannot guarantee that costs will not be incurred in excess of current estimates.

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in APB No. 16, “Business Combinations.” The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company’s measurement of fair values and certain preacquisition contingencies may impact the Company’s cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. For larger acquisitions, third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

Results of Operations (in thousands, except per share data)

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

Net Sales - Net sales from continuing operations for the year ended December 31, 2005 were $84,766, up 7.0% or $5,565 from $79,201 in the prior year. The sales increase was largely a result of favorable comparisons due to a significant decrease in sales experienced in the second quarter of 2004 as a result of a restructuring of certain sales incentive programs to dealers in May 2004. Strong dealer response to targeted marketing initiatives in 2005 and solid end-user demand for a majority of the Company’s products also contributed to the increase. These increases were partially offset by the suspension, in the third quarter, of manufacturing and sales of certain chemical products, which represented approximately $2,400 of annual sales. The Company also experienced a decline in sales in the diagnostic product line in the last month of the year.

The sales incentive programs that were restructured by the Company in 2004 principally consisted of off-invoice pricing discounts (i.e., a discount reflected directly on the billing and requiring no performance obligation on the part of the customer). For accounting purposes, these discounts were recorded in the net sales account at the time of sale. During the second quarter of 2004, the Company eliminated certain of these promotional pricing incentives, which reduced customer orders and sales in that quarter. The reason for this second quarter change was to transition to product line based pricing promotions from the brand based promotions that had been run in previous periods. These changes were made to facilitate certain new product introductions and facilities consolidation efforts, while providing for improved service levels to the Company’s distributors.

Gross Profit - Gross profit increased $2,565, or 5.9%, from $43,350 in 2004 to $45,915 in 2005. The additional gross profit was primarily a result of the increased net sales. Gross margin decreased slightly from 54.7% in 2004 to 54.2% in 2005. The increase in sales volume as well as changes in product mix had a positive impact on the gross profit margin. These margin improvements were offset by the effects of temporary production inefficiencies related to facility consolidation activity and the impact of the voluntary recall of certain chemical products in the third quarter of 2005.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses remained relatively consistent, decreasing by $129, or 0.6%, to $22,090 in 2005 from $22,219 in 2004. The decrease in SG&A is primarily attributable to headcount reductions related to facility consolidations, reduced management incentive compensation consistent with our results and solid expense control. These decreases were partially offset by increased costs related to the growth in infrastructure of the business, such as regulatory and facilities costs. As a percentage of net sales, SG&A expenses decreased to 26.1% in 2005 from 28.1% in 2004 as a result of the factors explained above.

Income from Operations - Income from operations in 2005 was $23,825 compared to $21,131 in 2004, an increase of 12.8%. The increase is a result of the factors described above.

Interest (income) expense and other, net – Other income, net increased to $485 versus $144 in 2004. This increase was primarily attributable to lower interest expense in the current year as no borrowings were outstanding on the Company’s credit facility during 2005.

Provision for Income Taxes - During the year ended 2005, the Company’s provision for income taxes increased to $8,972 versus $8,138 in 2004 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate in 2005 was approximately 37.0% compared to 38.25% in 2004. The lower effective tax rate in 2005 is primarily attributable to recognition of a tax benefit associated with a non-recurring capital loss, which created a $.03 per share benefit in the Company’s third quarter results. The 2005 rate also reflected the estimated impact of the IRC Section 199 manufacturing deduction.

Discontinued Operations – The results of operations and gain from the sale of our retail segment, which was sold in December 2004, were reflected as discontinued operations in the results of that year. The 2004 results include sales of $3,086 and related operating income of $1,292, including a pre-tax gain on the sale of $1,156, net of certain transaction costs.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Net Sales - Net sales from continuing operations increased $6,639, or 9.1%, to $79,201 in 2004 from $72,562 in 2003. The increase was the result of incremental sales from acquired businesses and growth in end-user demand for our products. Approximately $8,000 of this growth is the result of the acquisition of Obtura Spartan on December 1, 2003. The increase was offset by a reduction in second quarter sales resulting from the restructuring of sales incentive programs to dealers.

Gross Profit - Gross profit increased $2,917, or 7.2%, to $43,350 in 2004 from $40,433 in 2003. Gross margin decreased from 55.7% in 2003 to 54.7% in 2004. The decrease in gross margin was primarily the result of changes in product mix.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased $3,194, or 16.8%, to $22,219 in 2004 from $19,025 in 2003. The increase in SG&A costs in 2004 is primarily attributable to incremental SG&A expenses from acquired businesses. Additionally, increased personnel and related costs necessary to comply with the new Sarbanes-Oxley legislation contributed to the increase in 2004. These increases were partially offset by a reduction in performance-based compensation expense and personnel costs resulting from consolidation activities. As a percentage of net sales, SG&A expenses increased to 28.1% in 2004 from 26.2% in 2003 as a result of the factors explained above.

Income from Operations - Income from operations decreased $277, or 1.3%, to $21,131 in 2004 from $21,408 in 2003 as a result of the factors explained above.

Provision for Income Taxes - Provision for income taxes decreased to $8,138 in 2004 from $8,231 in 2003 primarily as a result of lower pre-tax income. The effective tax rate was 38.25% in 2004 and 2003.

Discontinued Operations – The results of operations and gain from the sale of our retail segment, which was sold in December 2004, are reflected as discontinued operations. The 2004 results include sales of $3,086 and related operating income of $1,292. This includes a pre-tax gain on the sale of $1,156, net of certain transaction costs.

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $17,843, $12,531, and $16,441, for 2005, 2004 and 2003, respectively. The increase in operating cash flow in 2005 is primarily attributable to increased net income. The Company also benefited from stable inventory levels year-over-year and a less significant reduction in accounts payable and accrued liabilities as compared to 2004. These increases in operating cash flow were offset by an increase in notes receivable due to increased participation in an equipment financing program.

The Company maintains a credit agreement with a borrowing capacity of $50,000, which expires in September 2007. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25%, or Prime to Prime + .5%, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2005, the Company was in compliance with all of these covenants.

At December 31, 2005, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short- and long-term basis.

Uses of Cash

Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2005

Capital expenditures for property, plant and equipment were $1,807 in 2005. Significant capital expenditures included new equipment purchases and facility improvements. During the third quarter of 2005, the Company acquired the assets of a product line for $986 that primarily consisted of patents. The Company also repurchased 179 shares of its Common Stock from various stockholders for $6,514, including 100 shares from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2005, for a total payment of $1,455.

2004

Capital expenditures for property, plant and equipment were $5,577 in 2004. Significant capital expenditures included the purchase of a new distribution facility in California, office and meeting space in Illinois, and new tooling and equipment for our manufacturing facilities. In February 2004, YI Ventures LLC (a wholly owned subsidiary) acquired a small ultrasonic cleaning systems product line. In the fourth quarter of 2004, the Company repurchased 77 shares of its Common Stock from various stockholders for $2,511. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2004, for a total payment of $1,476.

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

As of December 31, 2005 and 2004, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Recent Financial Accounting Standards Board Statements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(Revised), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted, modified, repurchased, or cancelled after the required effective date. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) is effective for quarterly periods beginning after December 15, 2005, which is the Company's first quarter ending March 31, 2006. The Company will adopt FAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method of transition. The Company’s existing outstanding options will be equity classified. The compensation expense in future periods specific to unvested options outstanding as of December 31, 2005 is not material.

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of 2007. This statement addresses the retrospective application of certain accounting changes and corrections and will be followed if and when necessary.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements." This consensus, which will be effective in the first quarter of 2006, states that leasehold improvements acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition of the leasehold improvements. The Company has evaluated this consensus and concluded that it is already following this procedure.

In October 2005, FASB issued Staff Position 13-1, "Accounting for Rental Costs Incurred During a Construction Period." This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The Company is already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has until November

2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP 123(R)-3. The Company does not expect that this one-time election will affect operating income or net earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $0, $31, and $26 of additional interest expense in the years ended December 31, 2005, 2004 and 2003, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside the United States. Of these foreign sales, more than 80% are denominated in U.S. dollars, with the remaining amount denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Young Innovations, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, IL

March 3, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Young Innovations, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that receipts and expenditures of the Company are being made in accordance with authorization of management and directors of the Company; and
•

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Young Innovations, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting , that Young Innovations, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Young Innovations, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Chicago, Illinois

March 3, 2006

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

| | Years Ended December 31 | | |
|---|---|---|---|
| | 2005 | 2004 | 2003 |
| Net sales | $84,766 | $ 79,201 | $ 72,562 |
| Cost of goods sold | 38,851 | 35,851 | 32,129 |
| Gross profit | 45,915 | 43,350 | 40,433 |
| Selling, general and administrative expenses | 22,090 | 22,219 | 19,025 |
| Income from operations | 23,825 | 21,131 | 21,408 |
| Interest (income) expense, net | (195) | 18 | 17 |
| Other income | (290) | (162) | (126) |
| Income from operations before provision for income taxes | 24,310 | 21,275 | 21,517 |
| Provision for income taxes | 8,972 | 8,138 | 8,231 |
| Income from continuing operations | 15,338 | 13,137 | 13,286 |
| Income (loss) from discontinued operations | -- | 797 | (85) |
| Net income | $ 15,338 | $ 13,934 | $ 13,201 |
| Basic earnings per share | $ 1.71 | $ 1.54 | $ 1.46 |
| Basic earnings per share from continuing operations | $ 1.71 | $ 1.45 | $ 1.47 |
| Basic earnings per share from discontinued operations | $ -- | $ 0.09 | $ (0.01) |
| Diluted earnings per share | $ 1.65 | $ 1.48 | $ 1.40 |
| Diluted earnings per share from continuing operations | $ 1.65 | $ 1.40 | $ 1.41 |
| Diluted earnings per share from discontinued operations | $ -- | $ 0.08 | $ (0.01) |
| Basic weighted average shares outstanding | 8,957 | 9,040 | 9,017 |
| Diluted weighted average shares outstanding | 9,312 | 9,409 | 9,431 |

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(In thousands, except per share data)

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2005, 2004 and 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Pursuant to Statement 142, goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships. Trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of SFAS No. 142. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.

Impairment of Long-Lived Assets

The Company assesses and measures any impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during the years ended 2005, 2004 and 2003.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value. Due to the short term nature of the notes receivable, book value approximates fair value.

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at December 31, 2005 and 2004.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $2,159, $2,347, and $1,950 for 2005, 2004 and 2003, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $752, $715, and $511 for 2005, 2004 and 2003, respectively.

Interest (Income) Expense, net

Interest (income) expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable. In 2005, 2004 and 2003 interest income totaled $326, $76, and $62, respectively.

Other Income

Other income includes rental income from leased space and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Income Taxes

The Company has accounted for income taxes under SFAS No. 109, which requires an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using rates which are expected to apply in the period the differences are estimated to reverse.

Stock-Based Compensation

The Company adopted the 1997 Stock Option Plan (“the Plan”) effective in November 1997, and amended the Plan in 1999 and 2001. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for the Plan. Accordingly, because all options granted under the Plan have an exercise price equal to the fair value of the underlying stock on the grant date, no compensation cost has been recognized for the Plan. Had compensation costs for the Plan been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed under SFAS No. 123, the Company’s net income and earnings per share would approximate the pro forma amounts below:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The weighted average fair value of the options at the grant date was $18.52 for 2005 and $14.22 for 2003. No options were granted in 2004.

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. As of December 31, 2005, a total of 1,848 options had been granted. Net of forfeitures, 1,596 options have been granted.

Supplemental Cash Flow Information

Cash flows from operating activities include $7,525, $6,545, and $5,782 for the payment of federal and state income taxes and $75, $81, and $83 for the payment of interest related to borrowings on the Company’s credit facility during 2005, 2004 and 2003, respectively.

3.	ACQUISITIONS:

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired substantially all of the assets of Healthsonics Corporation for $1,500. Healthsonics manufactures ultrasonic cleaning systems. The acquisition resulted in the recognition of approximately $1,400 of goodwill. The results of operations for Healthsonics are included in the consolidated financial statements since February 2004.

On December 1, 2003, the Company acquired substantially all of the assets and assumed a portion of the liabilities of Obtura Corporation and Earth City Technologies (collectively “Obtura Spartan”). The Company paid $12,572 in cash, including transaction costs. Of the purchase price, $1,000 was set aside in an escrow account pending the settlement of any indemnification claims. Upon final settlement, the purchase price was $12,347. The settlement included the acquisition of the seller’s Obtura Spartan Canada operations in November 2004 for approximately $500. Upon the finalization of the settlement and purchase accounting during the fourth quarter of 2004, the purchase price allocation was completed and goodwill was determined to be $8,166, including the Canadian operations. During 2005, certain adjustments were made to finalize the purchase price allocation for the Canadian operations, resulting in final goodwill of $8,267. There are no potential contingent payments outstanding with respect to the transaction. The following table summarizes the adjustments made to the preliminary purchase price allocation. Some management and administrative terminations were completed and all accrued severance liabilities were paid prior to December 31, 2004.

Of the $3,838 allocated to intangible assets, $1,200 was assigned to license arrangements and $591 was assigned to core technology, both with 20-year useful lives. In addition, $250 was assigned to customer relationships with a five-year useful life. The remaining $1,797 was assigned to trademarks that are not subject to amortization. The results of operations for Obtura Spartan are included in the consolidated financial statements since December 1, 2003. George E. Richmond, the Company’s Chairman, owned 20% of Earth City Technologies at the time of the acquisition. The transaction was unanimously approved by the independent directors of the Company.

4.	DISCONTINUED OPERATIONS:

In December 2004, the Company completed the sale of the retail division of its Plak Smacker subsidiary. The retail division, which has previously been reported as a separate segment, sold toothbrushes, children’s toothpaste and dental accessories to mass merchandisers under the Plak Smacker brand name. The retail operations were accounted for as discontinued operations and accordingly, operating results and net assets were segregated in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets. Results for discontinued operations are as follows (in thousands):

5. DIVESTED EQUITY INVESTMENT:

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The investment was accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheets. Equity income (loss) was recorded using a three-month lag. The Company’s losses attributed to IAI were included in other expense, net and totaled $0, $10 and $1 for 2005, 2004 and 2003, respectively. The Company purchased certain services from IAI at amounts less than would be paid to unrelated parties. The amounts paid for these services totaled $112, $244 and $198 in 2005, 2004 and 2003, respectively. During the second quarter of 2005, the Company sold its interest in IAI for $200, which approximated the book value of the asset.

6.	MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors accounting for 38% of accounts receivable at December 31, 2005 and 2004.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

7. NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company and financing through third parties. The equipment is used to secure the notes. Total revenue from sales of equipment financed by the Company was $4,770, $4,215 and $1,234 during 2005, 2004 and 2003, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

The Company expanded the financing program during 2005, which lead to an increased notes receivable balance compared to December 31, 2004. Notes bear interest at rates ranging from 0% to 12%, and have a weighted average maturity of 28 months. Interest income related to the notes is included in the consolidated income statement caption “interest (income) expense, net.”

8.	INVENTORIES:

Inventories consist of the following:

9.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

The Company has no machinery and equipment under capital lease. Depreciation expense was $2,427, $2,603, and $2,288 for 2005, 2004 and 2003, respectively.

10. OTHER ASSETS:

Other assets consist of the following:

11.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired substantially all of the assets of Healthsonics Corporation for $1,500. The acquisition resulted in recognition of $1,467 of goodwill. The remaining increase in goodwill was the result of adjustments to the fair value estimates of the assets and liabilities of Obtura Spartan, which was acquired on December 1, 2003, and Midwest Laboratories, which was acquired on September 16, 2003.

Goodwill increased $73 during 2005. The final Healthsonics allocation of the purchase price resulted in various adjustments to the goodwill balance in the first quarter of 2005, including a $220 increase in goodwill, which was primarily related to changes in estimates related to severance liabilities and costs incurred to consolidate the operations of the business into a pre-existing facility. In addition, the Company allocated $248 of the purchase price to trademarks, with an indefinite useful life, thereby reducing goodwill. The remaining $101 increase in goodwill during the year related to adjustments to the purchase price allocation for the Canadian operations of Obtura Spartan, which were acquired in November of 2004. There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2005 and 2004.

During the third quarter of 2005, the Company acquired the assets of a preventative dental product line, which primarily consisted of $846 in patents, $90 of customer relationships and $50 in fixed assets.

Other intangibles consist of the following:

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 19 years. Aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $347, $226, and $73, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ended 12/31/06	$436
For the year ended 12/31/07	309
For the year ended 12/31/08	309
For the year ended 12/31/09	309
For the year ended 12/31/10	250

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

13.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25%, or Prime to Prime +.5%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2005 and 2004, there were no borrowings on the Company’s credit arrangement.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of December 31, 2005 and 2004, respectively, approximately $98 and $205 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan.  Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

14.	COMMON STOCK:

During 2005, the Company repurchased 166 shares of its Common Stock from various stockholders for $6,039, including 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725. The purchases were financed through cash generated from operations. The Company also reissued 34 shares of its Common Stock in conjunction with stock option exercises for $394. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2005 and 13 were repurchased by the Company for $475 (see footnote 15).

During 2004, the Company repurchased 60 shares of its Common Stock from various stockholders for $1,924. The purchases were financed through cash generated from operations. The Company also reissued 87 shares of its Common Stock in conjunction with stock option exercises for $953. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2004 and 17 were repurchased by the Company for $587 (see footnote 15).

During 2003, the Company repurchased 3 shares of its Common Stock from various stockholders for $66. The purchases were financed through cash generated from operations. The Company also reissued 210 shares of its Common Stock in conjunction with stock option exercises for $2,088. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2003 and 24 were repurchased by the Company for $780 (see footnote 15).

15.	STOCK AWARDS:

Stock Options

The Company adopted the 1997 Stock Option Plan (“the Plan”) effective in November 1997, and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan, which is administered by the compensation committee of the Board of Directors (“Compensation Committee”). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company’s Board of Directors may select from time to time. As of December 31, 2005, 1,848 options had been granted. Net of forfeits, 1,589 options have been granted.

A summary of the options outstanding and exercisable is as follows:

The weighted average remaining contractual life of the options outstanding at December 31, 2005 is 7.1 years. On January 1, 2006 the remaining 20 shares vested, therefore as of January 1, 2006, 928 shares were exercisable with a range of exercise prices from $8.00 to $35.38 with a weighted average price of $22.42.

The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over a period up to four years. The exercise price has historically been equal to the fair value of the Common Stock at the date of grant. All options expire 10 years from the grant date.

Restricted Stock

Under the above Plan, restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For restricted stock grants, compensation expense is based upon the grant date market price, and is recorded over the vesting period. In October 2001, the Company granted 120 shares of restricted stock to certain executive officers of the Company. No monetary consideration was paid by the officers who received the restricted stock. These shares vest 20% each year for five years beginning in October 2002. For the years ended December 31, 2005, 2004, and 2003, the Company recorded $336, $337, and $336, respectively, of compensation expense related to the restricted stock grants.

16. INCOME TAXES:

The components of the provision for income taxes are as follows:

The income tax provisions are different from the amount computed by applying the U.S. federal income tax rates to income before provision for income taxes. The reasons for these differences are as follows:

Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

Current deferred income tax assets of $980 and $798 are included in other current assets as of December 31, 2005 and 2004, respectively.

17.	SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,623, $1,679 and $1,560 for 2005, 2004 and 2003, respectively, and gross profit from these sales was $806, $783, and $775 for 2005, 2004 and 2003, respectively.

18.	EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $224, $255, and $317 for 2005, 2004 and 2003, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

19.	RELATED-PARTY TRANSACTIONS:

In May 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $3,725.

During 2005 and 2004, the Company paid consulting fees of $54 and $54, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

During 2005 and 2004, the Company paid fees of $123 and $88, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman, for corporate use of an aircraft owned by that corporation.

20.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

21. QUARTERLY FINANCIAL DATA (UNAUDITED):

22.	COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $887, $1,001, and $876 for 2005, 2004 and 2003, respectively. Rental commitments amount to: $755 for 2006, $445 for 2007 and $225 for 2008.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $285 and $280 at December 31, 2005 and 2004, respectively. There were no significant warranty costs during the year ended December 31, 2005.

23. SUBSEQUENT EVENTS:

In January 2006, the Company acquired D&N Microproducts. D&N Microproducts had been the Company’s contract manufacturer for X-Ray equipment and provided labor, purchased components and performed administrative and logistical functions associated with the production of the machines. The purchase price was approximately $3 million.

On January 30, 2006, the Board of Directors declared a quarterly dividend of $0.04 per share, payable March 15, 2006 to shareholders of record on February 15, 2006.

In February 2006, the Board of Directors approved up to a $3 million investment in a private equity fund.

24.	NEW ACCOUNTING STANDARDS:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”). Among its provisions, SFAS 123R will require the Company to measure the value of employee services in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize the cost over the requisite service period. SFAS 123(R) is effective for quarterly periods beginning after December 15, 2005, which is the Company's first quarter ending March 31, 2006. The Company will adopt FAS 123(R) in the first quarter of fiscal 2006 using the modified prospective method of transition. The Company’s existing outstanding options will be equity classified. The compensation expense in future periods specific to unvested options outstanding as of December 31, 2005 is not material.

In May 2005, the FASB issued Statement 154, "Accounting Changes and Error Corrections," which will be effective in the first quarter of 2007. This statement addresses the retrospective application of accounting changes and corrections and will be followed if and when necessary.

In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements." This consensus, which will be effective in the first quarter of 2006, states that leasehold improvements acquired after the inception of a lease should be amortized over the shorter of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of acquisition of the leasehold improvements. The Company has evaluated this consensus and concluded that it is are already following this procedure.

In October 2005, the FASB issued Staff Position 13-1, "Accounting for Rental Costs Incurred During a Construction Period." This pronouncement states that rental costs associated with ground or building operating leases that are incurred during a construction period should be recognized as rental expense. The Company is already in conformity with this new pronouncement; therefore, the implementation will not impact the financial statements.

In November 2005, the FASB issued FSP No. 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company has until November 2006 to make a one-time election to adopt the transition method. The Company is currently evaluating FSP 123(R)-3. The Company does not expect that this one-time election will affect operating income or net earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)

Information concerning this item will be included under the captions “Election of Directors” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

(b)	Reference is made to “Executive Officers of the Registrant” in Part I.

(c)

The Board of Directors has determined that Brian F. Bremer, Chairman of the Audit Committee of the Board of Directors, and Marc R. Sarni, each members of the Audit Committee of the Board of Directors, each qualify as an “audit committee financial expert” as defined in Item (401(h)) of the Regulation S-K, and that Messrs. Bremer and Sarni and Dr. Patrick J. Ferrillo, also a member of the Audit Committee of the Board of Directors, are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

(d)	Code of Business Conduct

The Company has adopted a Code of Ethics applicable to all employees. This code is applicable to Senior Financial Executives, including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Company’s Code of Ethics Policy is available on the Company’s website at www.ydnt.com under “Corporate Governance.” The Company intends to post on its website any amendments to, or waivers from, its Code of Ethics applicable to Senior Financial Executives. The Company will provide shareholders with a copy of its Code of Ethics upon written request directed to the Company’s Secretary at the Company’s address.

Item 11. Executive Compensation.

Information concerning this item will be included under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Information Concerning the Board of Directors,” and “Certain Relationships and Related Party Transactions” in the Company's definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item will be included under the captions “Securities Beneficially Owned by Management and Principal Shareholders” and “Equity Compensation Plan Information” in the Company's definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions.

Information concerning this item will be included under the caption “Certain Relationships and Related Party Transactions” in the Company's definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Auditors” in the Company's definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules and Reports

(a)(1) Financial Statements — Reference is made to Item 8 hereof:

Consolidated Balance Sheets – December 31, 2005 and 2004
Consolidated Statements of Income – Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows – Years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements – December 31, 2005

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2005, 2004, and 2003:

Schedule II Valuation and Qualifying Accounts.

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits — See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

EXHIBIT INDEX

EXHIBIT

NUMBER	DESCRIPTION

3.1(a)	Articles of Incorporation of Registrant and Statement of Correction

3.2(b)	Amended and Restated By-Laws of Registrant

4.1(c)	Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Registrant dated March 20, 2001 (the “Credit Agreement”)

4.2(c)	Amendment No. 1 to the Credit Agreement dated April 20, 2001

4.3(d)	Amendment No. 2 to the Credit Agreement dated September 28, 2001

4.4(h)	Amendment No. 3 to the Credit Agreement dated September 19, 2002

4.5(k)	Amendment No. 4 to the Credit Agreement dated May 11, 2004

10.1(e)	Amended and Restated 1997 Stock Option Plan of the Registrant

10.2(g)	Employment Agreement dated June 12, 2002, by and between the Registrant and Alfred E. Brennan, Jr.

10.3(g)	Employment Agreement dated June 12, 2002, by and between the Registrant and Arthur L. Herbst, Jr.

10.5(g)	Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond

10.8(e)	Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond

10.9(e)	Form of the Registrant’s Restricted Stock Award Agreement with schedule of grantees

10.10(g)	Consulting Agreement dated April 1, 2002, by and between the Registrant and GER Consulting, Inc.

10.11(g)	Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors

10.12(i)	Amendment to George E. Richmond Employment Agreement dated May 14, 2002

10.13(i)	Amendment to GER Consulting, Inc. Consulting Agreement dated May 14, 2002

10.14(j)	Amendment to George E. Richmond Employment Agreement dated April 1, 2002, as amended

10.15(j)	Amendment to GER Consulting, Inc. Consulting Agreement dated April 1, 2002, as amended

10.16(j)	Amendment to Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond.

10.17(k)	Form of Non-employee Director Stock Option

10.18(k)	Form of Employee Stock Option

21(k)	Subsidiaries of the Registrant

23.1(l)	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on Signature page)

31.1(l)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2(l)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3(l)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(l)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------

(a)	Filed as Exhibit 3.1 to Registrant’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(b)	Filed as Exhibit 3.2 to Registrant’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(c)	Filed as an Exhibit to Registrant’s Report on Form 10-Q filed on August 14, 2001 and incorporated herein by reference.
(d)	Filed as an Exhibit to Registrant’s Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.
(e)	Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(g)	Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h)	Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i)	Filed as an Exhibit to Registrant’s Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.
(j)	Filed as an Exhibit to Registrant’s Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.
(k)	Filed as an Exhibit to Registrant's Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.

(l)	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2006

YOUNG INNOVATIONS, INC.

By:	/s/ Alfred E. Brennan, Jr.

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

Signature	Title	Date

/s/ GEORGE E. RICHMOND George E. Richmond	Director	March 10, 2006
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chief Executive Officer, Director (Principal Executive Officer)	March 10, 2006
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President	March 10, 2006
/s/ CHRISTINE R. BOEHNING Christine R. Boehning	Vice President and Chief Financial Officer	March 10, 2006
/s/ MARC R. SARNI Marc R. Sarni	Director	March 10, 2006
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 10, 2006
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 10, 2006

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(IN THOUSANDS)

ADDITIONS

BALANCE	CHARGED TO		BALANCE
BEGINNING	COSTS AND			AT END
OF YEAR	EXPENSES	ACQUISITIONS	DEDUCTIONS	OF YEAR
----------------	----------------	---------------------	-------------------	---------------

Allowance for doubtful

Receivables

2003 ......................	385	284	180	208	641
2004 ......................	641	35	5	230	451
2005 ......................	451	70	0	86	435