Form 10-Q
period 2006-03-31
YOUNG INNOVATIONS INC
filed 2006-05-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Number of shares outstanding of the Registrant’s Common Stock at April 30, 2006:

8,933,834 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	THREE MONTHS ENDED
	March 31,
	2006	2005

Net sales	$ 20,683	$ 20,634
Cost of goods sold	9,205	9,750

Gross profit	11,478	10,884
Selling, general and administrative expenses	5,894	5,377

Income from operations	5,584	5,507
Other income, net	195	112

Income before provision for income taxes	5,779	5,619
Provision for income taxes	2,192	2,149

Net income	$ 3,587	$ 3,470

Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.39	$0.37
Basic weighted average shares outstanding	8,925	9,040
Diluted weighted average shares outstanding	9,240	9,385

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	THREE MONTHS ENDED
	MARCH 31
	2006	2005

Cash flows from operating activities:
Net income	$3,587	$3,470

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	824	746
Changes in assets and liabilities --
Trade accounts receivable	(271)	748
Inventories	130	732
Other current assets	(355)	(761)
Other assets	(253)	178
Accounts payable and accrued liabilities	741	(349)

Total adjustments	816	1,294

Net cash flows from operating activities	4,403	4,764

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(2,845)	--
Purchases of property, plant and equipment and intangibles	(407)	(353)
Purchases of private equity investments	(450)	--

Net cash flows from investing activities	(3,702)	(353)

Cash flows from financing activities:
Proceeds from stock options exercised	187	79
Payment of cash dividend	(362)	(370)
Purchase of treasury stock, net	(387)	(898)
Tax benefit from stock options exercised	79	--

Net cash flows from financing activities	(483)	(1,189)

Net increase (decrease) in cash and cash equivalents	218	3,222
Cash and cash equivalents, beginning of period	10,227	2,552

Cash and cash equivalents, end of period	$10,445	$5,774

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas and Canada. Export sales were less than 10% of total net sales for 2005 and 2004.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at March 31, 2006 and December 31, 2005.

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. Prior to 2006, the Company also offered financing through third parties. The equipment purchased is used to secure the notes. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Supplemental Cash Flow Information

Cash flows from operating activities include $249 and $1,086 for the payment of federal and state income taxes and $19 for the payment of interest or loan charges for the three months ended March 31, 2006 and 2005.

3.	SHARE-BASED COMPENSATION

The Company adopted the 1997 Stock Option Plan (the Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). Participants in the Plan will be those employees whom the Compensation Committee may select from time to time and those nonemployee directors as the Company’s Board of Directors may select from time to time. The Plan has been established to promote the best interests of the Company and its shareholders by: 1) attracting and retaining exceptional employees; 2) motivating employees by aligning their interests with those of the Company's shareholders and allowing the employees to acquire a proprietary interest in the Company through the grant and exercise of options; and 3) providing employees with a greater personal interest in the success of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over a period up to four years. All options expire 10 years from the grant date.

Under the above Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For non-vested equity shares, compensation expense is based upon the grant date market price and is recorded over the vesting period. In October 2001, the Company granted 120,000 shares of non-vested equity shares to certain executive officers of the Company. No monetary consideration was paid by the officers who received the non-vested equity shares. These shares vest 20% each year for five years starting in October 2002.

Accounting for Stock-Based Compensation

Prior to fiscal 2006, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards made under the Plan. No compensation cost was recognized in prior periods for the stock options granted, as exercise prices were not less than the fair value of the underlying stock on the date of grant. Compensation expense was recognized under APB 25 for restricted stock awards based on the fair market value of the stock on the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Due to the fact that all of the Company’s options were issued prior to the date SFAS No. 123R was adopted and were vested as of January 1, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net income, as reported	$ 3,470
Deduct: Total stock-based compensation expense determined under fair-value-based method, net of tax	(3,673)
Pro forma net income	$ (203)
Earnings per share:
Basic – as reported	0.38
Basic – pro forma	($0.02)
Diluted – as reported	0.37
Diluted - pro forma	($0.02)
Amount of stock-based compensation included in determination of net income:
Restricted stock compensation	$ 52

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. No additional grants were made in 2005.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2003	2001
Dividend yield (1)	0.49%	0.37%	0.0%
Expected volatility (2)	38.8%	32.3%	43.7%
Risk-free interest rate (3)	4.5%	4.5%	4.8%
Expected life (4)	8.0	8.0	8.0

(1) Represents cash dividends paid as a percentage of the average share price over the prior four quarters.

(2) Based on historical volatility of the Company’s common stock.

(3) Represents the Treasury bill rate.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	928	$22.42
Granted	--	--
Exercised	16	$11.38
Forfeited or expired	--	--
Outstanding at March 31, 2006	912	$22.43	6.48 yrs	$12,847

Exercisable at March 31, 2006	912	$22.43	6.48 yrs	$12,847

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options). All stock options were vested on or before January 1, 2006. The aggregate intrinsic value for stock options vested at March 31, 2005 was $13,625.

On March 1, 2005, the Company granted 320 stock options and all options were vested immediately. The weighted-average grant date fair value of stock options granted during the quarter ended March 31, 2005 was $18.52. The total aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $388 and $113, respectively. Payments received upon the exercise of stock options for the quarters ended March 31, 2006 and 2005 totaled $187 and $79, respectively, and the related tax benefit realized related to these exercises was $79 and $43, respectively. The Company issues shares from treasury upon share option exercises.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the quarter ended March 31, 2006:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2005	24	$14.02
Granted	--	--
Vested	--	--
Forfeited	--	--
Non-vested equity shares, March 31, 2006	24	$14.02

During the three months ended March 31, 2006, the Company recorded pretax compensation expense of $84 related to the Company’s restricted stock during the quarter. As of March 31, 2006, there was approximately $177 of unrecognized compensation cost related to non-vested equity shares. This cost is expected to be recognized over the year.

4.	INVESTMENTS

On February 21 2006, the Company invested $450 for a limited partnership interest in a private equity investment fund and has an unfunded capital commitment of up to $2,550. This investment is recorded in Other Assets in the accompanying condensed consolidated balance sheet.

5.	NOTES RECEIVABLE

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. Prior to 2006, the Company also offered financing through third parties. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $1,160 and $862 during the three months ended March 31, 2006 and March 31, 2005, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	March 31,	December 31,
	2006	2005

Notes receivable, short-term	$2,069	$ 2,160
Notes receivable, long-term	2,573	2,328

Total Notes Receivable	$4,642	$4,488

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

6.	INVENTORIES:

Inventories consist of the following:

	March 31,	December 31,
	2006	2005

Finished products	$ 6,402	$ 6,742
Work in process, long-term	2,280	1,808
Raw materials and supplies	3,127	2,246

Total inventories	$11,809	$ 10,796

7.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2006	2005

Land	$ 1,611	$ 1,611
Buildings and improvements	11,714	11,479
Machinery and equipment	19,650	19,256
Equipment rented to others	6,369	6,158
Construction in progress	843	991

	$40,187	$39,495

Less: Accumulated depreciation	(18,453)	(17,928)

Total property, plant and equipment, net	$ 21,734	$21,567

8.	GOODWILL AND INTANGIBLE ASSETS

Goodwill activity is as follows:

Goodwill at December 31, 2005	$ 52,690
Acquisition of D&N	1,582
Adjustments to allocation of purchase price	(206)

Goodwill at March 31, 2006	$ 54,066

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired substantially all of the assets of Healthsonics Corporation for $1,500. The final Healthsonics allocation of the purchase price resulted in an adjustment to the goodwill balance in the first quarter of 2006, including a $206 decrease in goodwill, which was primarily related to changes in estimates related to severance liabilities.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

Other intangible assets consist of the following:

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,200	$140	$1,060
Core technology	591	70	521
Patents	1,343	368	975
Product formulas	430	50	380
Customer & supplier relationships	738	194	544
Noncompete agreements	389	205	184

Total	$4,691	$1,027	$3,664

Unamortized intangible assets
Trademarks	$3,555		$3,555

Total intangible assets	$8,246	$1,027	$7,219

	As of December 31, 2005

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 125	$ 1,075
Core technology	591	62	529
Patents	1,343	339	1,004
Product formulas	430	48	382
Customer & supplier relationships	469	170	299
Non-compete agreements	391	161	230

Total	$ 4,424	$ 905	$ 3,519

Unamortized intangible assets
Trademarks	$ 3,555		$ 3,555

Total intangible assets	$ 7,979	$ 905	$ 7,074

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 18 years. Aggregate amortization expense for the three months ended March 31, 2006 and 2005 was $122 and $69, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/06	$ 473
For the year ending 12/31/07	367
For the year ending 12/31/08	367
For the year ending 12/31/09	367
For the year ending 12/31/10	308

9.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2006 and December 31, 2005, the Company was in compliance with all of these covenants. The current arrangement expires in September 2007. As of March 31, 2006 and December 31, 2005, there were no borrowings on the Company’s credit arrangement.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of March 31, 2006 and December 31, 2005, approximately $81 and $98, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(unaudited)

Net income	$3,587	$3,470
Weighted average shares outstanding for basic earnings per share
	8,925	9,040
Dilutive effect of stock options and restricted stock. ..	315	345

Weighted average shares outstanding for diluted earnings per share	9,240	9,385

Basic earnings per share	$0.40	$0.38
Diluted earnings per share	$0.39	$0.37

11.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $282 and $304 at March 31, 2006 and December 31, 2005, respectively.

12.	RELATED-PARTY TRANSACTIONS

During the period ended March 31, 2006, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Allowance for doubtful accounts – Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience as well as knowledge of current customer information. The Company believes that the reserves are adequate. It is possible, however, that the accuracy of the Company’s estimation process could be impacted by unforeseen circumstances. Management continuously reviews the reserve balance and refines the estimates to reflect any changes in circumstances.

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

Stock Options - As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Due to the fact that all of the Company’s options were issued prior to the date SFAS No. 123R was adopted and were vested as of January 1, 2006, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales

Net sales were relatively unchanged at $20,683 in the first quarter of 2006 compared to $20,634 in the first quarter of 2005. Consistent with the fourth quarter of 2005, sales were negatively affected by the suspension of the manufacture and sale of certain chemical products, which represented approximately $600 of quarterly sales. In addition, sales decreased on our diagnostic line primarily due to lower international sales in the quarter. These decreases were offset by continued growth in a majority of the Company’s other product lines.

Gross Profit

Gross profit increased $594 or 5.5% to $11,478 in the first quarter of 2006 from $10,884 in the first quarter of 2005. Gross margin increased to 55.5% of net sales in the first quarter of 2006 from 52.7% in the first quarter of 2005. The additional gross profit was primarily a result of operating efficiencies associated with the consolidation of our Colorado facility to Earth City, Missouri.

Selling, General, and Administrative Expenses

SG&A expenses increased $517 or 9.6% to $5,894 in the first quarter of 2006 from $5,377 in the first quarter of 2005. SG&A costs increased due to costs related to the acquisition of a contract manufacturer of our diagnostic product line and increased personnel costs. As a percent of net sales, SG&A expenses increased 2.4 percentage points to 28.5% in 2006 compared to 26.1% in 2005 as a result of the factors explained above.

Income from Operations

Income from operations increased $77 or 1.4%, to $5,584 in the first quarter of 2006 from $5,507 in the first quarter of 2005. The increase was a result of the items explained above.

Other Income, net

Other income, net increased $83 to $195 in the first quarter of 2006 from $112 in the first quarter of 2005. This increase was primarily attributable to higher interest income as a result of a larger cash balance.

Provision for Income Taxes

Provision for income taxes increased $43 for the first quarter of 2006 to $2,192 from $2,149 in the first quarter of 2005 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate in the first quarter of 2006 is 38% compared to 38.25% in the first quarter of 2005.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $4,403 and $4,764 for the first three months of 2006 and 2005, respectively. Capital expenditures for property, plant and equipment were $407 and $353 for the first three months of 2006 and 2005, respectively. During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. A majority of the sales from this acquisition are intercompany and therefore will not have a material impact on revenue growth. Significant capital expenditures included new equipment purchases and facility improvements. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2006 and December 31, 2005, the Company was in compliance with all of these covenants. As of March 31, 2006, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $6 and $5 of additional interest expense in the three month periods ended March 31, 2006 and 2005, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $6 and $5 in the three month periods ended March 31, 2006 and 2005, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside of the United States. Of these foreign sales, more than 80% are denominated in US dollars with the remaining amount denominated in Canadian dollars. As a result, the Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2006	0	$ -	0	374
February 2006	0	$ -	0	374
March 2006	11	$33.20	11	363
Total First Quarter 2006	11	$33.20	11

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and was originally scheduled to expire in July 2005. In May 2005, the Board of Directors extended the authorization through July 2006.

Item 6.	Exhibits.

Exhibits.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

May 8, 2006	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer