Form 10-Q
period 2006-06-30
YOUNG INNOVATIONS INC
filed 2006-08-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the Registrant’s Common Stock at July 28, 2006:

8,950,714 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

June 30, 2006		December 31, 2005
(unaudited)

Assets

Current assets:

Cash and cash equivalents	$ 11,117	$ 10,227
Trade accounts receivable, net of allowance for doubtful accounts of $450 and $435 in 2006 and 2005, respectively	9,603	9,538
Inventories	12,175	10,796
Other current assets	3,849	3,796

Total current assets	36,744	34,357
Property, plant and equipment, net	22,799	21,567
Goodwill, net	54,154	52,690
Other intangible assets, net	7,096	7,074
Other assets	3,423	2,401

Total assets	$ 124,216	$ 118,089

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 5,864	$ 6,171
Deferred income taxes	8,354	8,354
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,951 and 8,917 shares issued and outstanding in 2006 and 2005, respectively	90	90
Additional paid-in capital	28,935	28,922
Retained earnings	104,175	97,767
Common stock in treasury, at cost, 1,250 and 1,292 shares in 2006 and 2005, respectively	(23,202)	(23,215)

Total stockholders' equity	109,998	103,564

Total liabilities and stockholders' equity	$ 124,216	$ 118,089

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$ 21,466	$ 20,906	$42,149	$ 41,540
Cost of goods sold	9,881	9,368	19,086	19,118

Gross profit	11,585	11,538	23,063	22,422
Selling, general and administrative expenses	6,050	5,916	11,944	11,293

Income from operations	5,535	5,622	11,119	11,129
Other income, net	188	143	383	255

Income before provision for income taxes	5,723	5,765	11,502	11,384
Provision for income taxes	2,175	2,205	4,367	4,354

Net income	$ 3,548	$ 3,560	$ 7,135	$ 7,030

Basic earnings per share	$0.40	$0.40	$0.80	$0.78
Diluted earnings per share	$0.39	$0.38	$0.78	$0.75
Basic weighted average shares outstanding	8,937	8,980	8,930	9,010
Diluted weighted average shares outstanding	9,170	9,363	9,176	9,371

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net income	$7,135	$7,030

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	1,669	1,514
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	162	489
Inventories	(324)	633
Other current assets	(51)	(975)
Other assets	(445)	159
Accounts payable and accrued liabilities	(980)	(453)

Total adjustments	31	1,367

Net cash flows from operating activities	7,166	8,397

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(2,845)	--
Purchases of property, plant and equipment and intangibles	(2,105)	(1,061)
Purchases of private equity investments	(450)	--
Proceeds from sale of equity investment	--	200

Net cash flows from investing activities	(5,400)	(861)

Cash flows from financing activities:
Proceeds from stock options exercised	846	120
Payment of cash dividend	(727)	(741)
Purchase of treasury stock, net	(1,711)	(5,075)
Tax benefit from stock options exercised	716	--

Net cash flows from financing activities	(876)	(5,696)

Net increase in cash and cash equivalents	890	1,840
Cash and cash equivalents, beginning of period	10,227	2,552

Cash and cash equivalents, end of period	$11,117	$4,392

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of EITF 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at June 30, 2006 and December 31, 2005.

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

Supplemental Cash Flow Information

Cash flows from operating activities include $3,527 and $4,382 for the payment of federal and state income taxes and $38 and $37 for the payment of interest or loan charges for the six months ended June 30, 2006 and 2005, respectively.

3.	SHARE-BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the 1997 Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock are reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). The Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares are available for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, will be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vest over a period up to four years. All options expire 10 years from the grant date.

In October 2001, the Company granted 120,000 shares of non-vested equity shares to certain executive officers of the Company. No monetary consideration was paid by the officers who received the non-vested equity shares. These shares vest 20% each year for five years starting in October 2002. In May 2006, the Company granted 7,500 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. These shares vest 20% each year for five years starting in May 2007. Under the 1997 and 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For non-vested equity shares, compensation expense is based upon the grant date market price and is recorded over the vesting period.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share for the three months and six months ended June 30, 2005 would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$ 3,560	$ 7,030
Deduct: Total stock-based compensation expense determined under fair-value-based method, net of tax	(54)	(3,727)
Pro forma net income	$ 3,506	$ 3,303
Earnings per share:
Basic – as reported	$ 0.40	$ 0.78
Basic – pro forma	$ 0.39	$ 0.37
Diluted – as reported	$ 0.38	$ 0.75
Diluted - pro forma	$ 0.37	$ 0.35
Amount of stock-based compensation included in determination of net income:
Restricted stock compensation	$ 52	$ 104

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

(3) Represents the Treasury bill rate.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	928	$22.24
Granted	--	--
Exercised	85	$9.97
Forfeited or expired	--	--

Outstanding at June 30, 2006	843	$23.48	6.48 yrs	$9,964

Exercisable at June 30, 2006	843	$23.48	6.48 yrs	$9,964

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options). All stock options were vested on or before January 1, 2006.

On March 1, 2005, the Company granted 320 stock options and all options were vested immediately. The weighted-average grant date fair value of stock options granted during the quarter ended March 31, 2005 was $18.52.

The total aggregate intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was $1,679 and $152, respectively and $2,067 and $265 for the six months ended June 30, 2006 and 2005, respectively. Payments received upon the exercise of stock options for the three months ended June 30, 2006 and 2005 totaled $659 and $41, respectively, and $846 and $120 for the six months ended June 30, 2006 and 2005, respectively. The related tax benefit realized related to these exercises was $637 and $0 for the three months ended June 30, 2006 and 2005, respectively and $716 and $43 for the six months ended June 30, 2006 and 2005, respectively. The Company issues shares from treasury upon share option exercises.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2006:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2005	24	$14.02
Granted	8	$33.77
Vested	--	--
Forfeited	--	--
Non-vested equity shares, June 30, 2006	32	$18.72

As of June 30, 2006, the Company recorded pretax compensation expense of $176 related to the Company’s restricted stock. As of June 30, 2006, there was approximately $339 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 3.6 years. The Company issues share grants from treasury.

4.	INVESTMENTS:

On February 21 2006, the Company invested $450 for a limited partnership interest in a private equity investment fund and has an unfunded capital commitment of up to $2,550. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other income, net and totaled $21 for the three months ended June 30, 2006.

5.	NOTES RECEIVABLE:

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. Prior to 2006, the Company also offered financing through third parties. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $1,122 and $1,297 during the three months ended June 30, 2006 and June 30, 2005, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	June 30,	December 31,
	2006	2005

Notes receivable, short-term	$ 2,002	$ 2,160
Notes receivable, long-term	2,781	2,328

Total notes receivable	$ 4,783	$ 4,488

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

6.	INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,
	2006	2005

Finished products	$ 6,444	$ 6,742
Work in process	2,404	1,808
Raw materials and supplies	3,327	2,246

Total inventories	$12,175	$ 10,796

7.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2006	2005

Land	$ 1,611	$ 1,611
Buildings and improvements	11,802	11,479
Machinery and equipment	20,323	19,256
Equipment rented to others	7,014	6,158
Construction in progress	1,085	991

	$41,835	$39,495

Less: Accumulated depreciation	(19,036)	(17,928)
Total property, plant and equipment, net	$ 22,799	$21,567

8.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Goodwill at December 31, 2005	$ 52,690
Acquisition of D&N	1,670
Adjustments to allocation of purchase price	(206)

Goodwill at June 30, 2006	$ 54,154

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

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. During the second quarter of 2006, goodwill increased $88 due to adjustments to the purchase price allocation.

Other intangible assets consist of the following:

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,200	$155	$1,045
Core technology	591	77	514
Patents	1,343	389	954
Product formulas	430	55	375
Customer & supplier relationships	738	223	515
Noncompete agreements	387	249	138

Total	$4,689	$1,148	$3,541

Unamortized intangible assets
Trademarks	$3,555		$3,555

Total intangible assets	$8,244	$1,148	$7,096

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 125	$ 1,075
Core technology	591	62	529
Patents	1,343	339	1,004
Product formulas	430	48	382
Customer & supplier relationships	469	170	299
Non-compete agreements	391	161	230

Total	$ 4,424	$ 905	$ 3,519

Unamortized intangible assets
Trademarks	$ 3,555		$ 3,555

Total intangible assets	$ 7,979	$ 905	$ 7,074

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 18 years. Aggregate amortization expense for the three months ended June 30, 2006 and 2005 was $121 and $79, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/06	$ 473
For the year ending 12/31/07	367
For the year ending 12/31/08	367
For the year ending 12/31/09	367
For the year ending 12/31/10	308

9.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all of these covenants. The current arrangement expires in September 2007. As of June 30, 2006 and December 31, 2005, there were no borrowings on the Company’s credit arrangement.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2006 and December 31, 2005, approximately $65 and $98, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

10.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$3,548	$3,560	$7,135	$7,030

Weighted average shares outstanding for basic earnings per share
	8,937	8,980	8,930	9,010
Dilutive effect of stock options and restricted stock	233	383	246	361
Weighted average shares outstanding for diluted earnings per share	9,170	9,363	9,176	9,371

Basic earnings per share	$0.40	$0.40	$0.80	$0.78
Diluted earnings per share	$0.39	$0.38	$0.78	$0.75

11.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $280 and $285 at June 30, 2006 and December 31, 2005, respectively.

12.	RELATED-PARTY TRANSACTIONS:

During the three month period ended June 30, 2006, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman. The Company also paid $27 to a corporation which is wholly owned by George E. Richmond for corporate use of an aircraft owned by that corporation.

13.	SUBSEQUENT EVENTS:

On July 19, 2006, the Board of Directors extended the Company's share repurchase program through July 31, 2007. The Board also declared a quarterly dividend of $0.04 per share, payable September 15, 2006 to shareholders of record on August 15, 2006.

On July 25, 2006, the Company signed an agreement to purchase land that will be used to construct a warehouse and office building in Algonquin, IL.

On July 31, 2006, the Company signed an agreement to acquire substantially all of the assets of Microbrush, Inc. and Microbrush International, Ltd., collectively referred to as Microbrush. Microbrush designs, develops, manufactures and markets a broad line of dental microapplicators used to apply a variety of materials to oral surfaces, including sealants, disclosing products, bonding agents, restorative materials, whitening products, and orthodontic brackets. Microbrush has operations in Grafton, Wisconsin, Orlando, Florida and Dungarvan, Ireland. The purchase price for the transaction is expected to be approximately $32 million in cash. An additional $3 million may be earned by the seller if additional performance targets are achieved over the next two years. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations. The transaction is expected to add approximately $11 million to the Company’s annual sales. The purchase of the US assets has been completed and the purchase of the Irish assets is expected to close on or before August 31, 2006.

14.	NEWLY ISSUED ACCOUNTING STANDARDS:

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of this interpretation.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales

Net sales increased $560 to $21,466 in the second quarter of 2006 from $20,906 in the second quarter of 2005. Consistent with the first quarter of 2006, sales were negatively affected by the suspension of the manufacture and sale of certain chemical products, which represented approximately $600 of quarterly sales. In addition, while unit shipments of diagnostic equipment increased in the quarter, sales declined due to a shift toward increased rental shipments. These decreases were offset by growth in a majority of the Company’s other product lines.

Gross Profit

Gross profit was relatively unchanged at $11,585 in the second quarter of 2006 compared to $11,538 in the second quarter of 2005. Gross margin decreased to 54.0% of net sales in the second quarter of 2006 from 55.2% in the second quarter of 2005. The gross margin continues to have volatility related to the positive impact of operating efficiencies associated with the consolidation of our Colorado facility to Earth City, Missouri and higher sales volumes offset by product mix variances.

Selling, General, and Administrative Expenses

SG&A expenses increased $134 or 2.3% to $6,050 in the second quarter of 2006 from $5,916 in the second quarter of 2005. SG&A costs increased primarily due to increased personnel to support the growth of the business as well as the addition of D&N Microproducts, Inc. which more than offset a decrease in regulatory costs due to the timing of activity. As a percent of net sales, SG&A expenses were relatively unchanged at 28.2% in 2006 compared to 28.3% in 2005.

Income from Operations

Income from operations was relatively unchanged at $5,535 in the second quarter of 2006 compared to $5,622 in the second quarter of 2005. The change was a result of the items explained above.

Other Income, net

Other income, net increased $45 to $188 in the second quarter of 2006 from $143 in the second quarter of 2005. This increase was primarily attributable to higher interest income as a result of a larger cash balance.

Provision for Income Taxes

Provision for income taxes decreased $30 for the second quarter of 2006 to $2,175 from $2,205 in the second quarter of 2005 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate in the second quarter of 2006 is 38% compared to 38.25% in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales

Net sales increased $609 or 1.5% to $42,149 in the first six months of 2006 from $41,540 for the first six months of 2005. Sales were negatively affected by the suspension of the manufacture and sale of certain chemical products, which represented approximately $1,200 of sales. In addition, while unit shipments of diagnostic equipment increased, sales declined due to a shift toward increased rental shipments. These decreases were offset by growth in a majority of the Company’s other product lines.

Gross Profit

Gross profit increased $641 or 2.9%, to $23,063 for the first six months of 2006 from $22,422 for the first six months of 2005. The additional gross profit was primarily a result of the increased net sales and production efficiencies. Gross margin increased to 54.7% in the first six months of 2006 from 54.0% of net sales for the first six months of 2005. The additional gross margin was primarily a result of operating efficiencies associated with the consolidation of our Colorado facility to Earth City, Missouri as well as increased sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $651 or 5.8% to $11,944 for the first six months of 2006 from $11,293 for the first six months of 2005. SG&A costs increased primarily due to increased personnel to support the growth of the business as well as the addition of D&N Microproducts, Inc. which more than offset a decrease in regulatory costs due to the timing of activity. As a percent of net sales, SG&A expenses increased to 28.3% in 2006 from 27.2% in 2005 as a result of the factors explained above.

Income from Operations

Income from operations was relatively unchanged at $11,119 for the first six months of 2006 compared to $11,129 for the first six months of 2005.

Other Income (Expense), net

Other income (expense), net increased $128 to $383 for the first six months of 2006 from $255 for the first six months of 2005. This increase was primarily attributable to higher interest income as a result of a larger cash balance

Provision for Income Taxes

Provision for income taxes increased $13 for the first six months of 2006 to $4,367 from $4,354 for the first six months of 2005 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate in 2006 is 38% compared to 38.25% in 2005.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $7,166 and $8,397 for the first six months of 2006 and 2005, respectively. Capital expenditures for property, plant and equipment were $2,105 and $1,061 for the six months of 2006 and 2005, respectively. Significant capital expenditures included new equipment purchases, panoramic X-ray machines and facility improvements. During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. A majority of the sales from this acquisition are intercompany and therefore will not have a material impact on revenue growth. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

On July 31, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International, Ltd. for approximately $32 million in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. The Company expects this agreement to be extended under similar terms. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2006 and December 31, 2005, the Company was in compliance with all of these covenants. As of June 30, 2006, there were no outstanding borrowings under this agreement. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $13 and $12 of additional interest expense in the six month periods ended June 30, 2006 and 2005, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $13 and $12 in the six month periods ended June 30, 2006 and 2005, respectively.

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

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2006	0	$ -	0	363
May 2006	38	$32.61	38	325
June 2006	2	$33.52	2	323
Total Second Quarter 2006	40	$32.66	40

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2004 and was originally scheduled to expire in July 2005. In May 2005 the Board of Directors extended the authorization through July 2006. In July 2006, the Board of Directors extended the authorization through July 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

A regular Annual Meeting of Shareholders was held on May 9, 2006. The following two proposals were submitted to the shareholders for a vote at the annual meeting:

1. Proposal to elect five directors for a term of office expiring at the 2007 Annual Meeting of Shareholders. The following directors were elected at the Annual Meeting:

George E. Richmond, Alfred E. Brennan, Marc R. Sarni, Dr. Patrick J. Ferrillo, and Brian F. Bremer.

The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
George E. Richmond	8,576,798	220,860
Alfred E. Brennan	8,519,457	278,201
Brian F. Bremer	8,497,737	299,921
Marc R. Sarni	8,513,236	284,422
Dr. Patrick J. Ferrillo	8,498,637	299,021

Each nominee received a majority of the votes cast and therefore were duly elected as directors of Young Innovations, Inc.

2.	Proposal to approve the Company’s 2006 Long-Term Incentive Plan

Number of	Number of	Number of	Number of
Votes for	Votes Against	Votes Abstaining	Broker Non-Votes
6,479,607	1,601,012	3,435	713,604

The proposal received a majority of the votes cast and was adopted.

Item 6.	Exhibits.

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

YOUNG INNOVATIONS, INC.

August 7, 2006	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer