Form 10-Q
period 2006-09-30
YOUNG INNOVATIONS INC
filed 2006-11-09
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the Registrant’s Common Stock at October 31, 2006:

8,969,314 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

September 30,		December 31,

	2006 (unaudited)	2005

Assets

Current assets:

Cash and cash equivalents	$ 1,029	$ 10,227
Trade accounts receivable, net of allowance for doubtful accounts of $476 and $435 in 2006 and 2005, respectively	13,543	9,538
Inventories	14,287	10,796
Other current assets	4,088	3,796
Total current assets	32,947	34,357
Property, plant and equipment, net	27,860	21,567
Goodwill, net	77,913	52,690
Other intangible assets, net	11,318	7,074
Other assets	3,636	2,401
Total assets	$ 153,674	$ 118,089

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt Accounts payable and accrued liabilities	$ 22,060 9,342	$ -- 6,171
Total current assets Deferred income taxes	31,402 8,354	6,171 8,354
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,969 and 8,917 shares issued and outstanding in 2006 and 2005, respectively	90	90
Additional paid-in capital	28,980	28,922
Retained earnings	107,757	97,767
Common stock in treasury, at cost, 1,232 and 1,292 shares in 2006 and 2005, respectively	(22,857)	(23,215)
Accumulated other comprehensive loss	(52)	--
Total stockholders' equity	113,918	103,564
Total liabilities and stockholders' equity	$ 153,674	$ 118,089

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$ 23,811	$ 21,616	$65,960	$ 63,156
Cost of goods sold	11,045	9,811	30,130	28,929

Gross profit	12,766	11,805	35,830	34,227
Selling, general and administrative expenses	6,578	5,657	18,524	16,950

Income from operations	6,188	6,148	17,306	17,277
Interest expense (income), net	71	(58)	(232)	(177)
Other expense (income), net	--	(38)	(80)	(174)

Income before provision for income taxes	6,117	6,244	17,618	17,628
Provision for income taxes	2,169	2,076	6,536	6,430

Net income	$ 3,948	$ 4,168	$ 11,082	$ 11,198

Basic earnings per share	$0.44	$0.47	$1.24	$1.25
Diluted earnings per share	$0.43	$0.45	$1.21	$1.20
Basic weighted average shares outstanding	8,963	8,902	8,941	8,974
Diluted weighted average shares outstanding	9,183	9,255	9,178	9,332

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$11,082	$11,198

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	2,642	2,298
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(2,399)	582
Inventories	(516)	61
Other current assets	(244)	(179)
Other assets	(658)	(774)
Accounts payable and accrued liabilities	993	1,500
Other	--	238

Total adjustments	(182)	3,726

Net cash flows from operating activities	10,900	14,924

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(35,622)	--
Purchases of property, plant and equipment and intangibles	(5,138)	(2,646)
Purchases of private equity investments	(450)	--
Proceeds from sale of equity investment	--	200

Net cash flows from investing activities	(41,210)	(2,446)

Cash flows from financing activities:
Borrowings of short-term debt	22,060	--
Proceeds from stock options exercised	1,083	188
Payment of cash dividend	(1,706)	(1,102)
Purchase of treasury stock, net	(1,093)	(6,011)
Tax benefit from stock options exercised	768	--

Net cash flows from financing activities	21,112	(6,925)

Net increase (decrease) in cash and cash equivalents	(9,198)	5,553
Cash and cash equivalents, beginning of period	10,227	2,552

Cash and cash equivalents, end of period	$1,029	$8,105

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, microapplicators, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Canada, Wisconsin and Ireland. Export sales were less than 10% of total net sales for 2005 and 2004.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of Emerging Issues Task Force (EITF) 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at September 30, 2006 and December 31, 2005.

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

Interest Expense (Income), net

Interest expense (income) includes interest paid related to borrowings on the Company’s credit facility, as well as offsetting interest income earned on various investments. Interest income totaled $183 and $79 for the three months ended September 30, 2006 and 2005, respectively.

Other Expense (Income), net

Other expense (income) includes the Company’s portion of losses from its limited partnership interest in a private equity investment, rental income from leased space, sale of scrap, and other miscellaneous income and expense items, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $4,897 and $4,479 for the payment of federal and state income taxes and $57 and $55 for the payment of interest or loan charges for the nine months ended September 30, 2006 and 2005, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense, net were $6 and ($5) for the three months ended September 30, 2006 and 2005, respectively.

3.	ACQUISITIONS

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”). Under the agreement, the Company acquired substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payments”) if certain performance targets are achieved over the next two years. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims the Company may have pursuant to the transaction documents. Amounts paid or received by the Company in future periods, if any, in connection with escrow account settlements and Earnout Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

Purchase Price	$32,777

Less:

Current assets	3,345
Property, plant and equipment	2,853
Identifiable intangible assets, net	4,325

Plus:

Current liabilities	(227)
Accrued liabilities	(1,256)
Goodwill	$23,737

The preliminary allocation of the purchase price to identifiable intangible assets, along with their respective useful lives, is as follows:

Amortizable intangible assets:

Patents (10-12 years)	$854
Non-compete agreement (5 years)	111
Customer relationships (8 years)	494
1,459

Indefinite-lived intangible asset (not subject to amortization):

Trademark/Trade Name	2,866

$4,325

The results of operations for the U.S. and the Irish components of Microbrush are included in the consolidated financial statements since July 31, 2006 and August 18, 2006, respectively.

The following unaudited pro forma condensed combined income statement information has been prepared as if Microbrush had been acquired on January 1, 2005 and 2006, respectively. The unaudited pro forma condensed combined financial information has been derived from the Company’s historical consolidated financial statements and those of Microbrush.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$24,833	$24,477	$73,341	$72,150

Operating income	$6,306	$6,797	$19,321	$19,151

Net income	$3,980	$4,380	$11,879	$11,759

Basic earnings per share	$0.44	$0.49	$1.33	$1.31
Diluted earnings per share	$0.43	$0.47	$1.29	$1.26
Basic weighted average shares outstanding	8,963	8,902	8,941	8,974
Diluted weighted average shares outstanding	9,183	9,255	9,178	9,332

4.	SHARE-BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the 1997 Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). The Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares are available for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vested over a period up to four years. All outstanding options expire 10 years from the grant date.

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

Accounting for Share-Based Compensation

Prior to fiscal 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for awards made under the Plan. No compensation cost was recognized in prior periods for the stock options granted, as exercise prices were not less than the fair value of the underlying stock on the date of grant. Compensation expense was recognized under APB 25 for restricted stock awards based on the fair market value of the stock on the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Due to the fact that all of the Company’s options were issued prior to the date SFAS No. 123(R) was adopted and were vested as of January 1, 2006, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share for the three months and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$ 4,168	$ 11,198
Deduct: Total stock-based compensation expense determined under fair-value-based method, net of tax	(59)	(3,786)
Pro forma net income	$ 4,109	$ 7,412
Earnings per share:
Basic – as reported	$ 0.47	$ 1.25
Basic – pro forma	$ 0.46	$ 0.83
Diluted – as reported	$ 0.45	$ 1.20
Diluted - pro forma	$ 0.44	$ 0.79
Amount of stock-based compensation included in determination of net income:
Restricted stock compensation	$ 56	$ 160

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

(3) Represents the Treasury bill rate.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	928	$22.24
Granted	--	--
Exercised	103	$10.47
Forfeited or expired	--	--
Outstanding at September 30, 2006	825	$23.72	6.27 yrs	$10,100
Exercisable at September 30, 2006	825	$23.72	6.27 yrs	$10,100

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options). All stock options were vested on or before January 1, 2006.

On March 1, 2005, the Company granted 320 stock options and all options were vested immediately. The weighted-average grant date fair value of stock options granted during the quarter ended March 31, 2005 was $18.52.

The total aggregate intrinsic value of options exercised during the three months ended September 30, 2006 and 2005 was $396 and $202, respectively, and $2,463 and $467 for the nine months ended September 30, 2006 and 2005, respectively. Payments received upon the exercise of stock options for the three months ended September, 2006 and 2005 totaled $237 and $68, respectively, and $1,083 and $188 for the nine months ended September 30, 2006 and 2005, respectively. The related tax benefit realized related to these exercises was $52 and $67 for the three months ended September 30, 2006 and 2005, respectively, and $768 and $110 for the nine months ended September 30, 2006 and 2005, respectively. The Company issues shares from treasury upon share option exercises.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2006:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2005	24	$14.02
Granted	8	$33.77
Vested	--	--
Forfeited	--	--
Non-vested equity shares, September 30, 2006	32	$18.72

During the nine months ended September 30, 2006, the Company recorded pretax compensation expense of $272 related to the Company’s restricted stock. As of September 30, 2006, there was approximately $243 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 4.4 years. The Company issues share grants from treasury.

5.	INVESTMENTS:

On February 21 2006, the Company invested $450 for a limited partnership interest in a private equity investment fund and has an unfunded capital commitment of up to $2,550. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income

(loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other income, net and totaled $22 for the three months ended September 30, 2006.

6.	NOTES RECEIVABLE:

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. Prior to 2006, the Company also offered financing through third parties. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $1,162 and $1,116 during the three months ended September 30, 2006 and September 30, 2005, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	September 30,	December 31,
	2006	2005

Notes receivable, short-term	$ 2,014	$ 2,160
Notes receivable, long-term	3,021	2,328

Total notes receivable	$ 5,035	$ 4,488

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	September 30,	December 31,
	2006	2005

Finished products	$ 7,143	$ 6,742
Work in process	2,271	1,808
Raw materials and supplies	4,873	2,246
Total inventories	$ 14,287	$ 10,796

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2006	2005

Land	$ 3,152	$ 1,611
Buildings and improvements	13,162	11,479
Machinery and equipment	22,165	19,256
Equipment rented to others	7,531	6,158
Construction in progress	1,593	991
	$ 47,603	$ 39,495

Less: Accumulated depreciation	(19,743)	(17,928)
Total property, plant and equipment, net	$ 27,860	$ 21,567

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Goodwill at December 31, 2005	$ 52,690
Acquisition of D&N	1,692
Adjustments to allocation of purchase price	(206)
Acquisition of Microbrush	23,737
Goodwill at September 30, 2006	$ 77,913

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired substantially all of the assets of Healthsonics Corporation for $1,500. The final Healthsonics allocation of the purchase price resulted in an adjustment to the goodwill balance in the first quarter of 2006, which was primarily related to changes in estimates related to severance liabilities.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. During the second and third quarters of 2006, goodwill increased $110 due to adjustments to the purchase price allocation.

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets.

Other intangible assets consist of the following:

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,200	$170	$1,030
Core technology	591	85	506
Patents	2,197	419	1,778
Product formulas	430	57	373
Customer & supplier relationships	1,233	240	993
Noncompete agreements	498	281	217
Total	$6,149	$1,252	$4,897

Unamortized intangible assets
Trademarks	$6,421		$6,421
Total intangible assets	$12,570	$1,252	$11,318

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 125	$ 1,075
Core technology	591	62	529
Patents	1,343	339	1,004
Product formulas	430	48	382
Customer & supplier relationships	469	170	299
Non-compete agreements	391	161	230
Total	$ 4,424	$ 905	$ 3,519

Unamortized intangible assets
Trademarks	$ 3,555		$ 3,555
Total intangible assets	$ 7,979	$ 905	$ 7,074

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended September 30, 2006 and 2005 was $104 and $83, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/06	$ 528
For the year ending 12/31/07	533
For the year ending 12/31/08	533
For the year ending 12/31/09	533
For the year ending 12/31/10	474

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $50,000. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1% to LIBOR +2.25% or Prime to Prime +.5% depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2006 and December 31, 2005, the Company was in compliance with all of these covenants.

Long-term debt was as follows:

	September 30,	December 31,
	2006	2005
Revolving credit facility due 2007 with a weighted-average interest
rate of 6.57%	$ 22,060	$ --

Less - current portion	22,060	--
	$ --	$ --

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with

credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2006 and December 31, 2005, approximately $46 and $98, respectively, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$3,948	$4,168	$11,082	$11,198
Weighted average shares outstanding for basic earnings per share
	8,963	8,902	8,941	8,974
Dilutive effect of stock options and restricted stock	220	353	237	358
Weighted average shares outstanding for diluted earnings per share	9,183	9,255	9,178	9,332

Basic earnings per share	$0.44	$0.47	$1.24	$1.25
Diluted earnings per share	$0.43	$0.45	$1.21	$1.20

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $277 and $285 at September 30, 2006 and December 31, 2005, respectively.

13.	RELATED-PARTY TRANSACTIONS:

During the three month period ended September 30, 2006, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

14.	SUBSEQUENT EVENTS:

On October 24, 2006, the Board of Directors declared a quarterly dividend of $0.04 per share, payable December 15, 2006 to shareholders of record on November 15, 2006.

15.	NEWLY ISSUED ACCOUNTING STANDARDS:

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales

Net sales increased $2,195 to $23,811 in the third quarter of 2006 from $21,616 in the third quarter of 2005. The acquisition of Microbrush contributed $1,996 in net sales in the third quarter. The strong sales of Microbrush products helped offset ongoing weakness in sales of diagnostic equipment and a modest contribution of sales from the reintroduction of certain fluoride products.

Gross Profit

Gross profit increased $961 to $12,766 in the third quarter of 2006 compared to $11,805 in the third quarter of 2005 primarily due to increased sales volume as a result of the Microbrush acquisition. Gross margin decreased to 53.6% of net sales in the third quarter of 2006 from 54.6% in the third quarter of 2005. The one-time impact of Microbrush purchase accounting contributed to the decrease in gross margin. Gross margin continues to have volatility related to product mix variances offset by the positive impact of operating efficiencies and higher sales volumes.

Selling, General, and Administrative Expenses

SG&A expenses increased $921 or 16.3% to $6,578 in the third quarter of 2006 from $5,657 in the third quarter of 2005. SG&A costs increased approximately $640 as a result of the acquisitions of Microbrush and D&N Microproducts, Inc. The remaining SG&A increase was primarily due to personnel to support the growth of the business. As a percent of net sales, SG&A expenses were relatively unchanged at 27.6% in 2006 compared to 26.2% in 2005.

Income from Operations

Income from operations was relatively unchanged at $6,188 in the third quarter of 2006 compared to $6,148 in the third quarter of 2005. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net increased $129 to $71 in the third quarter of 2006 from ($58) in the third quarter of 2005. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Other Expense (Income), net

Other expense (income), net increased $38 to $0 in the third quarter of 2006 from ($38) in the third quarter of 2005. This increase was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes increased $93 for the third quarter of 2006 to $2,169 from $2,076 in the third quarter of 2005 as a result of a higher tax rate. The effective tax rate in the third quarter of 2006 was 35.5% compared to 33.2% in the third quarter of 2005. The effective tax rate in the third quarter of 2005 included the recognition of tax benefits resulting from a non-recurring capital loss.

Nine Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Net Sales

Net sales increased $2,804 or 4.4% to $65,960 in the first nine months of 2006 from $63,156 for the first nine months of 2005. Sales were negatively affected by the suspension of the manufacture and sale of certain chemical products, which represented approximately $1,800 of sales in 2005. The Company had sales of approximately $100 upon reintroduction of these certain fluoride products in 2006. The acquisition of Microbrush contributed $1,996 in net sales which helped offset ongoing weakness in sales of diagnostic equipment.

Gross Profit

Gross profit increased $1,603 or 4.7%, to $35,830 for the first nine months of 2006 from $34,227 for the first nine months of 2005. The additional gross profit was primarily a result of the increased net sales resulting from the Microbrush acquisition and production efficiencies. Gross margin was unchanged at 54.3% in the first nine months of 2006 and 54.2% of net sales for the first nine months of 2005. The acquisition of Microbrush decreased gross margins but was offset by increased operating efficiencies associated with the consolidation of our Colorado facility to Earth City, Missouri as well as increased sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,574 or 9.3% to $18,524 for the first nine months of 2006 from $16,950 for the first nine months of 2005. SG&A costs increased approximately $1,050 as a result of the acquisitions of Microbrush and D&N Microproducts, Inc. The remaining SG&A increase was primarily due to personnel to support the growth of the business. As a percent of net sales, SG&A expenses increased to 28.1% in 2006 from 26.8% in 2005 as a result of the factors explained above.

Income from Operations

Income from operations was relatively unchanged at $17,306 for the first nine months of 2006 compared to $17,277 for the first nine months of 2005.

Interest Expense (income), net

Interest expense (income), net increased $55 to ($232) for the first nine months of 2006 from ($177) in the first nine months of 2005 due to a higher cash balance throughout the first nine months of 2006.

Other Expense (income), net

Other expense (income), net decreased $94 to ($80) for the first nine months of 2006 from ($174) in the first nine months of 2005. This increase was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes increased $106 for the first nine months of 2006 to $6,536 from $6,430 for the first nine months of 2005 as a result of higher pre-tax income and a slight increase in the effective tax rate. The effective tax rate in 2006 was 37.1% compared to 36.5% in 2005. The lower effective tax rate in 2005 was primarily attributable to the recognition of tax benefits resulting from a non-recurring capital loss.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $10,900 and $14,936 for the first nine months of 2006 and 2005, respectively. Capital expenditures for property, plant and equipment were $5,138 and $2,646 for the nine months of 2006 and 2005, respectively. Significant capital expenditures included land, facility improvements, panoramic X-ray machines and new equipment purchases. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility development and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

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

The Company maintains a credit agreement with a borrowing capacity of $50,000 which currently expires in September 2007. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1% to LIBOR + 2.25% or Prime to Prime + .5% depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .15% to .20% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2006 and December 31, 2005, the Company was in compliance with all of these covenants. As of September 30, 2006, the Company had $22.1 million in outstanding borrowings under this agreement and $27.9 million available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $39 and $12 of additional interest expense in the nine month periods ended September 30, 2006 and 2005, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $39 and $12 in the nine month periods ended September 30, 2006 and 2005, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside of the United States. Of these foreign sales in 2006, approximately 60% were denominated in US dollars with the remaining amount denominated in Canadian and Euro dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President, and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Except as discussed below, there have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting. On July 31, 2006, the Company entered into an agreement with Microbrush Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”). Under the agreement, the Company acquired substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid $32,777 in cash to acquire Microbrush. The net sales, pretax income and net income of Microbrush for the year-ended December 31, 2005 was $11,679, $2,598, and $2,466, respectively. The scope of management’s assessment of the effectiveness of internal control over financial reporting during 2006 does not include the Microbrush business. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition. As with any acquisition, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will have a material impact on our financial statements.

PART II

OTHER INFORMATION

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

YOUNG INNOVATIONS, INC.

November 8, 2006	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer