Form 10-K
period 2006-12-31
YOUNG INNOVATIONS INC
filed 2007-03-15
CIK 949874

=============================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number 000-23213

YOUNG INNOVATIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Missouri	43-1718931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13705 Shoreline Court East,	63045
Earth City, Missouri	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: 314-344-0010

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates based on the Nasdaq National Market closing price as of June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $198 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the Registrant's Common Stock at February 19, 2007:

8,995,866 shares of Common Stock, par value $.01 per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

============================================================================================================================================

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

The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Canada, Wisconsin and Ireland.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 10% of the Company’s total net sales in 2006.

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

Business Strategy

The key elements of the Company’s strategy are:

•

Developing New Products. Product development has been a core element of the Company’s growth strategy, and continues to play a role in the pursuit of internal growth. The evolution of the Company’s product offering is driven by the needs of clinicians and patients, which often require modifications to existing products rather than new designs. The Company maintains an active dialogue with practicing clinicians to identify product improvements that enhance patient comfort and improve patient care, and/or improve practice productivity.

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

Select Acquisitions

Company Name	Acquisition Year	Key Product Additions
The Lorvic Corporation	1995	Infection control products.
Denticator International, Inc.	1996	Popular-priced disposable prophy angles.
Panoramic Corporation	1998	Panoramic X-ray equipment and supplies.
Athena Technology, Inc.	1999	Dental handpieces and related components.
Plak Smacker, Inc.	2000	Home care products and flavored gloves.
Biotrol and Challenge (subsidiaries of Pro-Dex, Inc.)	2001	Infection control products, prophy pastes and other preventive products.
Obtura Corporation & Earth City Technologies, Inc. D&N Microproducts, Inc. Microbrush, Inc. and Microbrush International Ltd.	2003 2006 2006	Endodontic products. Panoramic X-ray equipment. Dental microapplicators.

Products

The Company’s $90,805 in sales for 2006 were derived from the manufacture and sale of the products described below. The Company has grouped these products by core function within the dental office.

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

•	Fluorides. The Company has a variety of flavors of fluorides in gel formulation. Fluorides are used to help prevent tooth decay.
•

Handpieces and components. Under the Athena Champion brand name, the Company manufactures and markets low- and high-speed dental handpieces. Handpieces are used for teeth-cleaning and during restorative procedures, including removing decay during cavity preparation procedures. The Company also provides repair and maintenance services for handpieces.

•

Microapplicators. The Company manufactures a variety of disposable microapplicators and bristle brush applicators designed specifically for fast application of minute amounts of material in areas of limited access. The products are used in dental procedures such as the application of tooth whitening products, sealants, disclosing products, orthodontic brackets, topical analgesics, bonding agents and other restorative materials.

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

•

Instrument disinfectants. The Company offers a full line of solutions designed for disinfecting dental instruments, including Multicide Ultra and Biozyme LT. Certain of these cleaners may also be used with ultrasonic cleaners.

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

•

Digital. The Company’s PC-1000 and PC-1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers direct digital solutions for its X-ray machines which can be purchased with a new panoramic X-ray machine or added to a dentist’s current panoramic machine.

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

•	Fluorides. The Company sells a variety of flavors of fluorides in a gel formulation. Fluorides are used to help prevent the development of tooth decay.

Endodontic. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and subsequently filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company’s endodontic products include:

•

Obturation. The Obtura family of endodontic units are gun-type, heat-softened gutta percha delivery systems. This unique dispensing unit allows the dentist to deliver a consistent flow of warm gutta percha directly into the canal, similar to extruding hot glue from a glue gun, facilitating the canal-filling procedure. Additionally, the Obtura systems help practitioners effectively seal the canal, which is an important component of the root canal procedure.

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

Sales and Marketing of Professional Products

The Company markets its preventive, infection control and certain home care products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 15.0% and 13.2%, respectively, of the Company's sales in 2006. In addition to marketing through distributors in the U.S., the Company sells products directly to dental and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

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

Research and development costs are expensed when incurred and totaled $915, $752, and $715, for 2006, 2005 and 2004, respectively.

Manufacturing and Supply

The Company manufactures most of its products and product components other than certain infection control products, fluorides, children’s home care products, orthodontic kits and related supplies, and examination gloves.

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

Pastes. The Company blends and mixes all of its pastes at the Earth City, Missouri, facility. The Company also owns equipment used to form and die-cut expanded polyethylene foam and extruded plastic into packaging materials, and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

Microapplicators. The Company manufactures microapplicators and related products in its Grafton, Wisconsin and Dungarvan, Ireland facilities. The primary processes involved in the manufacture of these products include plastic injection molding, application of adhesive and flocking, and packaging of finished goods. The Company uses injection molding machines and robotic assembly machines in these manufacturing processes.

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

Competition

The Company competes with manufacturers of both branded and private-label dental products. The Company believes it is the market leader in disposable prophy angles and liquid surface disinfectants used in the professional dental market in the U.S. The Company also believes it is a leading provider of panoramic X-ray systems and supplies in the U.S. In addition, the Company believes it is a leader in systems designed for warm, vertical condensation obturation, as well as a leader in the U.S. market for ultrasonic systems and tips used in endodontic surgery and retreatment.

The markets for the Company’s products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company’s competitors have greater financial, research, manufacturing, and marketing resources than the Company. The Company’s competitors include DENTSPLY International Inc.; Danaher Corporation; Sultan Dental Products; Sultan Chemists, Inc.; Preventive Technologies, Inc.; John O. Butler Company; Instrumentarium; Planmeca OY; StarDental, a division of DentalEZ Group; Proctor and Gamble Co. and Colgate-Palmolive Co.

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

Other

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. As of December 31, 2006, the Company had $21,810 in outstanding borrowings under this agreement and $53,190 available for borrowing. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2006, the Company employed approximately 400 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
George E. Richmond	73	Chairman of the Board and Director

Chairman of the Board since 1997, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.

Alfred E. Brennan	54	Vice Chairman of the Board, Chief Executive Officer and Director

Chief Executive Officer since January 2002, and Vice Chairman since July 2004, President from July 1998 to July 2004, and Director of the Company since August 1997, Chief Operating Officer of the Company from October 1997 until May 2002.

Arthur L. Herbst, Jr.	43	President	President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004, and Director from November 1997 to July 2004.

Stephen T. Yaggy	34	Vice President	Vice President of the Company since July 2005, General Manager of Panoramic since May 2003, Corporate Controller of the Company from June 1998 to May 2005.
Daniel J. Tarullo	47	Vice President

Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004. Over the previous 20 years, experience in marketing, product management, sales, clinical affairs and operations within or connected to the oral healthcare industry.

Christine R. Boehning	36	Vice President, Chief Financial Officer and Secretary

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

In fiscal 2006, approximately 30% of our sales were made through two distributors. If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected. Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations or financial condition until we find an alternative means to distribute our products.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	113,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	39,000	Fort Wayne, Indiana	Owned
Office and Manufacturing	8,000	Fort Wayne, Indiana	Leased, on month to month terms
Office and Manufacturing	16,000	Fenton, Missouri	Leased, expires November 2008
Manufacturing	32,900	Fort Wayne, Indiana	Leased, expires July 2008
Office and Distribution	33,000	Corona, California	Owned
Distribution	23,000	Morristown, Tennessee	Leased on month-to-month terms
Office	7,500	Algonquin, Illinois	Leased, expires May 2007
Office	5,000	Chicago, Illinois	Leased, expires August 2011
Office and Manufacturing	25,400	Grafton, Wisconsin	Leased, expires July 2009
Office and Manufacturing	29,700	Dungarven, Ireland	Owned

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

The Company’s Common Stock is listed on The Nasdaq Stock Market LLC under the symbol "YDNT."

The following table sets forth the high and low prices of the Company’s Common Stock as reported by The Nasdaq Stock Market LLC and cash dividends declared during the last eight quarters.

	Market Price		Cash Dividends Declared
Quarter	High	Low
2005
First	$36.72	$32.00	$0.04
Second	$41.94	$35.44	$0.04
Third	$37.95	$32.08	$0.04
Fourth	$39.00	$31.45	$0.04

2006
First	$37.50	$31.80	$0.04
Second	$37.00	$30.62	$0.04
Third	$36.97	$31.73	$0.04
Fourth	$36.85	$32.72	$0.04

On January 31, 2007, there were approximately 140 holders of record of the Company's Common Stock.

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

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 2006	8	$35.63	0	316
Total Fourth Quarter 2006	8	$35.63	0	316

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

	Year Ended December 31
	2006 (1)	2005	2004	2003(2)	2002
Income Statement Data:
Net sales	$ 90,805	$ 84,766	$ 79,201	$ 72,562	$ 67,147
Cost of goods sold	41,694	38,851	35,851	32,129	30,025
Gross profit	49,111	45,915	43,350	40,433	37,122
Selling, general and administrative expenses	25,628	22,090	22,219	19,025	18,562
Income from operations	23,483	23,825	21,131	21,408	18,560
Interest (income) expense and other, net	(28)	(485)	(144)	(109)	286
Income from operations before provision for income taxes	23,511	24,310	21,275	21,517	18,274
Provision for income taxes	8,732	8,972	8,138	8,231	7,127
Income from continuing operations	14,779	15,338	13,137	13,286	11,147
Income (loss) from discontinued operations	0	0	797	(85)	264
Net income	$14,799	$ 15,338	$ 13,934	$ 13,201	$ 11,411
	=====	======	======	======	======
Basic earnings per share	$ 1.65	$ 1.71	$ 1.54	$ 1.46	$ 1.29
	======	======	======	======	======
Basic earnings per share from continuing operations	$ 1.65	$ 1.71	$ 1.45	$ 1.47	$ 1.26
	======	======	======	======	======
Basic earnings (loss) per share from discontinued operations	$ 0.00	$ 0.00	$ 0.09	$ (0.01)	$ 0.03
	======	======	======	======	======
Basic weighted average common shares outstanding	8,954	8,957	9,040	9,017	8,876
Diluted earnings per share	$ 1.61	$ 1.65	$ 1.48	$ 1.40	$ 1.22
	======	======	======	======	======
Diluted earnings per share from continuing operations	$ 1.61	$ 1.65	$ 1.40	$ 1.41	$ 1.19
	======	======	======	======	======
Diluted earnings (loss) per share from discontinued operations	$ 0.00	$ 0.00	$ 0.08	$ (0.01)	$ 0.03
	======	======	======	======	======
Diluted weighted average common shares outstanding	9,182	9,312	9,409	9,431	9,331
Cash dividends declared per common share	$ 0.16	$ 0.16	$ 0.16	$ 0.06	n/a
	======	=======	=======	=======

	As of December 31
	2006	2005	2004	2003(2)	2002
Balance Sheet Data:
Working capital	$ 25,982	$ 28,186	$ 19,428	$ 12,676	$ 12,645
Total assets	156,588	118,089	109,829	101,484	84,988
Total debt (including current maturities)	21,810	-	-	2,852	4,304
Stockholders' equity	117,498	103,564	95,137	82,963	67,670

__________

(1)

On July 31, 2006 and August 18, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd., respectively (collectively “Microbrush”). The income statement data for the year ended December 31, 2006 includes results of operations for Microbrush, Inc. from August 1, 2006 through December 31, 2006 and Microbrush International Ltd. from August 18, 2006 through December 31, 2006. The balance sheet data as of December 31, 2006 includes the Microbrush acquisition.

(2)

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

Item 7. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operation (in thousands).

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

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 10% of the Company’s total net sales in 2006, 2005 and 2004.

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

Critical Accounting Policies

The SEC has requested that all registrants include in their MD&A a description of their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Allowance for doubtful accounts – The Company has 39% of its December 31, 2006 accounts receivable balance with two large customers (see footnote 6 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

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

Goodwill and other intangible assets – In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” effective January 1, 2002, goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. All business acquisitions completed in years prior to 2002 were accounted for under the purchase method as set forth in Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.” The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company’s measurement of fair values and certain preacquisition contingencies may impact the Company’s cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. For larger acquisitions, third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

Results of Operations (in thousands, except per share data)

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

	Years Ended December 31

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	45.9	45.8	45.3
Gross profit	54.1	54.2	54.7
Selling, general and administrative expenses	28.2	26.1	28.1
Income from operations	25.9	28.1	26.6
Interest expense (income) and other, net	(.0)	(.6)	(.2)
Income from operations before provision for income taxes	25.9	28.7	26.8
Provision for income taxes	9.6	10.6	10.2
Income from continuing operations	16.3	18.1	16.6
Income from discontinued operations	0	0	1.0
Net income	16.3%	18.1%	17.6%
	=====	=====	====

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Net Sales - Net sales for the year ended December 31, 2006 were $90,805, up 7.1% or $6,039 from $84,766 in the prior year. Sales for the year were positively impacted by the acquisition of Microbrush, which contributed approximately $5,000 in sales. Sales were negatively impacted by weak sales of our X-ray product line. Although total domestic unit shipments of X-ray systems were higher in 2006 than they were in the prior year, an increase in shipments of units rented was offset by a decline in shipments of units sold. Sales were also negatively impacted by lower-than-expected sales from the reintroduction of fluoride products which were discontinued in 2005. The Company discontinued approximately $2,400 in chemical product sales in 2005. Certain fluoride products were reintroduced in August 2006; however, these products only generated approximately $90 in sales in 2006.

Gross Profit - Gross profit increased $3,196, or 7.0%, from $45,915 in 2005 to $49,111 in 2006. The additional gross profit was primarily a result of the increased net sales resulting from the Microbrush acquisition and production efficiencies. Gross margin was relatively unchanged at 54.1% in 2006 when compared to 54.2% in 2005. The one-time impact of Microbrush purchase accounting as well as various costs of consolidation activity decreased gross margins. These decreases were offset by increased operating efficiencies, product mix benefits and increased sales volume.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by $3,538, or 16.0%, to $25,628 in 2006 from $22,090 in 2005. SG&A costs increased approximately $2,000 as a result of the acquisitions of Microbrush and D&N Microproducts, Inc. The remaining SG&A increase was primarily due to increased personnel costs to support the growth of the business. As a percentage of net sales, SG&A expenses increased to 28.2% in 2006 from 26.1% in 2005 as a result of the factors explained above.

Income from Operations - Income from operations in 2006 was $23,483 compared to $23,825 in 2005, a decrease of 1.4%. The change was a result of the factors described above.

Interest Expense (Income), net – Interest expense (income), net increased to $28 versus $(195) in 2005. This increase was primarily attributable to additional interest expense resulting from borrowings on the Company’s credit facility to finance the Microbrush acquisition.

Other Expense (Income), net – Other expense (income), net decreased to $(56) versus $(290) in 2005. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes - During the year ended 2006, the Company’s provision for income taxes decreased to $8,732 versus $8,972 in 2005 as a result of lower pre-tax income. The effective tax rate in 2006 was 37.1% compared to 36.9% in 2005.

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

Provision for Income Taxes - During the year ended 2005, the Company’s provision for income taxes increased to $8,972 versus $8,138 in 2004 as a result of higher pre-tax income partially offset by a decrease in the effective tax rate. The effective tax rate in 2005 was 36.9% compared to 38.25% in 2004. The lower effective tax rate in 2005 is primarily attributable to recognition of a tax benefit associated with a non-recurring capital loss, which created a $.03 per share benefit in the Company’s third quarter results. The 2005 rate also reflected the estimated impact of the IRC Section 199 manufacturing deduction.

Discontinued Operations – The results of operations and gain from the sale of our retail segment, which was sold in December 2004, were reflected as discontinued operations in the results of that year. The 2004 results include sales of $3,086 and related operating income of $1,292, including a pre-tax gain on the sale of $1,156, net of certain transaction costs.

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $13,711, $17,843, and, $12,531, for 2006, 2005 and 2004, respectively. The decrease in operating cash flow in 2006 is attributable to higher levels of prepaid expenses as well as higher accounts receivable at December 31, 2006, as the Company also experienced higher levels of sales at the end of 2006, resulting in a larger accounts receivable balance compared to 2005.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2006, the Company was in compliance with all of these covenants. During 2006, the Company borrowed under the credit facility to finance the acquisition of Microbrush, investments in facilities and for working capital needs. At December 31, 2006, the Company had $21,810 in outstanding borrowings under this agreement and $53,190 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash

Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2006

Net capital expenditures for property, plant and equipment were $7,189 in 2006. Significant capital expenditures included land, facility improvements, panoramic X-ray machines and new equipment purchases. Consistent with the Company’s historical capital expenditures, future capital expenditures are expected to include facility development and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems. In January 2006, YI Ventures LLC (a wholly owned subsidiary) acquired D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. On July 31, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International, Ltd. for approximately $32,000 in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2006, for a total payment of $1,457.

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

Contractual Obligations	Payments due by period

	Total	Less than 1 Year	1-3 years	4-5 years	Beyond 5 years

Operating Leases (including buildings)	$ 1,355	$ 548	$ 633	$ 174	$ --
Long-Term Debt	$ 21,810	$ --	$ --	$ 21,810	$ --
Total	$ 23,165	$ 548	$ 633	$ 21,984	$ --
	======	=====	=====	=======	=====

As of December 31, 2006 and 2005, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Recent Financial Accounting Standards Board Statements

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is does not expect the impact of adopting this interpretation to be material to the financial statements.

In 2006, the Company adopted the disclosure requirements of Emerging Issues Task Force (the “EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $110, $0, and $31 of additional interest expense in the years ended December 31, 2006, 2005 and 2004, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 10% of its products outside the United States. Of these foreign sales, 19% are denominated in Euros and 9% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Young Innovations, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, IL

March 2, 2007

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

During the year ended December 31, 2006, the Company acquired D&N Microproducts, Inc. and substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd. (collectively “the Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Acquired Businesses have total assets of $36,100 and total revenues of $5,300 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Young Innovations, Inc. and subsidiaries (“the Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit. p>

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management's assessment that Young Innovations, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During the year ended December 31, 2006, the Company acquired D&N Microproducts, Inc. and substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd. (collectively “the Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Acquired Businesses have total assets of $36,100 and total revenues of $5,300 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Businesses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Chicago, Illinois

March 2, 2007

29

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31

	2006	2005

Assets

Current assets:
Cash and cash equivalents	$ 1,017	$ 10,227
Trade accounts receivable, net of allowance for doubtful accounts of $478 and $435 in 2006 and 2005, respectively	13,057	9,538
Inventories	14,111	10,796
Other current assets	5,546	3,796
Total current assets	33,731	34,357
Property, plant and equipment, net	29,178	21,567
Goodwill	78,233	52,690
Other intangible assets	11,140	7,074
Other assets	4,306	2,401
Total assets	$156,588	$118,089
	======	======
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 7,749	$ 6,171
Total current liabilities	7,749	6,171
Long-term debt	21,810	--
Deferred income taxes	9,531	8,354
Total liabilities	39,090	14,525
Stockholders’ equity: Common stock, voting, $.01 par value, 25,000 shares authorized; 8,996 and 8,917 shares issued and outstanding, net of treasury stock, in 2006 and 2005, respectively	90	90
Additional paid-in capital	29,214	28,922
Retained earnings	111,089	97,767
Common stock in treasury, at cost 1,229 and 1,292 shares in 2006 and 2005, respectively	(22,939)	(23,215)
Accumulated other comprehensive income	44	-
Total stockholders’ equity	117,498	103,564
Total liabilities and stockholders’ equity	$ 156,588	$ 118,089
	=======	=======

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31

	2006	2005	2004

Net sales	$ 90,805	$ 84,766	$ 79,201
Cost of goods sold	41,694	38,851	35,851
Gross profit	49,111	45,915	43,350
Selling, general and administrative expenses	25,628	22,090	22,219
Income from operations	23,483	23,825	21,131
Interest (income) expense, net	28	(195)	18
Other income	(56)	(290)	(162)
Income from operations before provision for income taxes	23,511	24,310	21,275
Provision for income taxes	8,732	8,972	8,138
Income from continuing operations	14,779	15,338	13,137
Income from discontinued operations	-	--	797
Net income	$ 14,779	$ 15,338	$ 13,934
	=======	========	========
Basic earnings per share	$ 1.65	$ 1.71	$ 1.54
	=======	========	========
Basic earnings per share from continuing operations	$ 1.65	$ 1.71	$ 1.45
	=======	========	========
Basic earnings per share from discontinued operations	$ ---	$ ---	$ 0.09
	=======	========	========
Diluted earnings per share	$ 1.61	$ 1.65	$ 1.48
	=======	========	========
Diluted earnings per share from continuing operations	$ 1.61	$ 1.65	$ 1.40
	=======	========	========
Diluted earnings per share from discontinued operations	$ --	$ --	$ 0.08
	=======	========	========
Basic weighted average shares outstanding	8,954	8,957	9,040
	====	====	====
Diluted weighted average shares outstanding	9,182	9,312	9,409
	====	====	====

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Total	Comprehensive Income

BALANCE, December 31, 2003	$ 90	$ 28,367	$ 71,426	$ (15,985)	$ (935)	-	$ 82,963
Net income	-	-	13,934	-	-	-	13,934	$13,934
Common stock purchased	-	-	-	(1,924)	-		(1,924)
Stock options exercised	-	666	-	637	-	-	1,303
Amortization of deferred stock compensation	-	-	-	-	337	-	337
Cash dividends, ($0.06 per share)	-		(1,476)			-	(1,476)
Comprehensive income								$13,934
	_______	_______	_________	_________	___________	___________	__________	=======
BALANCE, December 31, 2004	90	29,033	83,884	(17,272)	(598)	-	95,137
Net income	-	-	15,338	-	-		15,338	$ 15,338
Common stock purchased	-	-	-	(6,039)	-	-	(6,039)
Stock options exercised	-	151	-	96		-	247
Amortization of deferred stock compensation	-	-	-	-	336	-	336
Cash dividends, ($0.16 per share)	-		(1,455)			-	(1,455)
Comprehensive income								$15,338
	_______	_______	_________	_________	___________	___________	__________	=====
BALANCE, December 31, 2005	90	29,184	97,767	(23,215)	(262)	-	103,564
Net income	-	-	14,779	-	-	-	14,779	$ 14,779
Eliminate remaining deferred stock compensation Common stock purchased	-	(262) -	-	(1,669)	262 -	-	- (1,669)
Stock options exercised	-	(936)	-	1,809	-	-	873
Issuance of restricted stock	-	(136)	-	136	-	-	-
Share-based compensation	-	294	-	-	-	-	294
Excess income tax benefit from stock options.	-	1,070	-	-	-	-	1,070
Cash dividends, ($0.16 per share)	-	-	(1,457)	-	-	-	(1,457)
Other comprehensive income- Foreign currency translation adjustments	-	-	-	-	-	44	44	44
Comprehensive income								$14,823
	_______	_______	_______	_______	_______	__________	__________	======
BALANCE, December 31, 2006	$ 90	$ 29,214	$ 111,089	$ (22,939)	$ --	$ 44	$ 117,498

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31

	2006	2005	2004
Cash flows from operating activities:
Net income	$14,779	$15,338	$13,934
Adjustments to reconcile net income to net cash flows from operating activities:
Gain from sale of discontinued operations, net of tax	--	--	(714)
Depreciation and amortization	3,724	3,110	3,166
Deferred income taxes	1,177	1,344	383
Loss on disposal of property, plant and equipment	--	--	113
Loss on private equity investment fund Changes in assets and liabilities, net of effects of acquisitions and divestitures:	83	--	--
Trade accounts receivable	(2,137)	418	1,388
Inventories	(340)	(28)	(2,024)
Other current assets	(1,673)	(156)	(180)
Other assets	(1,114)	(873)	(1,340)
Accounts payable and accrued liabilities	(788)	(1,310)	(2,195)
Total adjustments	(1,068)	2,505	(1,403)
Net cash flows from operating activities	13,711	17,843	12,531
Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	(35,622)	(986)	(1,254)
Proceeds from sale of discontinued operations	--	--	1,800
Purchases of property, plant and equipment	(7,189)	(1,807)	(5,577)
Proceeds from sale of IAI	--	200	--
Purchases of private equity investment	(750)	--	--
Net cash flows from investing activities	(43,561)	(2,593)	(5,031)
Cash flows from financing activities:
Payments on long-term debt	(8,473)	--	(12,420)
Borrowings on long-term debt	30,283	--	9,568
Excess tax benefit from stock option exercises	1,070	--	--
Proceeds from stock options exercised	1,176	394	953
Purchases of treasury stock	(1,975)	(6,514)	(2,511)
Payment of cash dividends	(1,457)	(1,455)	(1,476)
Net cash flows from financing activities	20,624	(7,575)	(5,886)
Effect of exchange rate changes on cash	16	--	--
Net increase (decrease) in cash and cash equivalents	(9,210)	7,675	1,614
Cash and cash equivalents, beginning of period	10,227	2,552	938
Cash and cash equivalents, end of period	$ 1,017	$ 10,227	$ 2,552
	=====	======	======

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(In thousands, except per share data)

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, microapplicators, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Wisconsin, Canada, and Ireland. Export sales were less than 10% of total net sales for 2006, 2005 and 2004. Sales denominated in Euros and Canadian dollars approximated 2% and 1%, respectively of total sales in 2006.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Pursuant to Statement 142, goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships. Trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of Statement No. 142. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.

Impairment of Long-Lived Assets

The Company assesses and measures any impairments of long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during the years ended 2006, 2005 and 2004.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $2,142, $2,159, and $2,347 for 2006, 2005 and 2004, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $915, $752, and $715 for 2006, 2005 and 2004, respectively.

Interest (Income) Expense, net

Interest (income) expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable. In 2006, 2005 and 2004, interest income totaled $633, $326 and $76, respectively.

Other Income

Other income includes rental income from leased space and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Income Taxes

The Company has accounted for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to accounting for and reporting income taxes. Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using rates which are expected to apply in the period the differences are estimated to reverse.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of share-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Due to the fact that all of the Company’s options were issued prior to the date SFAS No. 123(R) was adopted and were vested as of January 1, 2006, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements. No stock option grants were made in 2006.

Had the Company determined employee share-based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share for the years ended December 31, 2005 and 2004 would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

	Year Ended December 31, 2005		Year Ended December 31, 2004

	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$ 15,338	$11,424	$13,934	$13,267
Income from continuing operations	15,338	11,424	13,137	12,470
Income from discontinued operations	--	--	797	797
Earnings per share:
Basic	$ 1.71	$ 1.28	$ 1.54	$ 1.47
Basic earnings per share from continuing operations	$ 1.71	$ 1.28	$ 1.45	$ 1.38
Basic earnings per share from discontinued earnings	--	--	$ 0.09	$ 0.09
Diluted	$ 1.65	$ 1.23	$ 1.48	$ 1.41
Diluted earnings per share from continuing operations	$ 1.65	$ 1.23	$ 1.40	$ 1.33
Diluted earnings per share from discontinued operations	--	--	$ 0.08	$ 0.08

Amount of restricted share compensation included

in determination of net income:	$336	$337

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately. No additional grants were made in 2005, and no stock options were granted in 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Dividend yield (1)	0.49%
Expected volatility (2)	38.8%
Risk-free interest rate (3)	4.5%
Expected life (4)	8.0

(1) Represents cash dividends paid as a percentage of the average share price over the prior four quarters.

(2) Based on historical volatility of the Company’s common stock.

(3) Represents the Treasury bill rate.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Supplemental Cash Flow Information

Cash flows from operating activities include $7,464, $7,525, and $6,545 for the payment of federal and state income taxes and $552, $75 and $81 for the payment of interest related to borrowings on the Company’s credit facility during 2006, 2005 and 2004, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with SFAS No. 52, “Foreign Currency Translation.” The local currency for all entities included in the consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense, net were $(25), $(18) and $3 for 2006, 2005 and 2004.

3.	ACQUISITIONS:

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush, Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”), to acquire substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payments”) if certain performance targets are achieved over the next two years. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims the Company may have pursuant to the transaction documents. Amounts paid or received by the Company in future periods, if any, in connection with escrow account settlements and Earnout Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. During the fourth quarter of 2006, goodwill increased by $90 due to adjustments to the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

Purchase Price	$32,777

Less:

Current assets	3,295

Property, plant and equipment	2,857
Identifiable intangible assets, net	4,325

Plus:

Current liabilities	(1,527)
Goodwill	$23,827

The Company has accrued liabilities of approximately $350 for costs to exit certain activities of Microbrush that existed on the date of acquisition. Liabilities recorded primarily represent costs related to contractual obligations and restructuring.

The preliminary allocation of the purchase price to identifiable intangible assets, along with their respective useful lives, is as follows:

Amortizable intangible assets:

Patents (10-12 years)	$854
Non-compete agreement (5 years)	111
Customer relationships (8 years)	494
1,459

Indefinite-lived intangible asset (not subject to amortization):

Trademark/Trade Name	2,866

$4,325

=======

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

	ProForma
	Year ended December 31,
	2006	2005
	(unaudited)	(unaudited)
Net sales	$98,186	$96,445

Operating income	$25,723	$26,316

Net income	$15,727	$15,755

Basic earnings per share	$1.76	$1.76
Diluted earnings per share	$1.71	$1.69
Basic weighted average shares outstanding	8,954	8,957
Diluted weighted average shares outstanding	9,182	9,312

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. During 2006 goodwill increased $340, which was primarily related to changes in estimates related to severance liabilities and adjustments to the fair value estimates of the assets and liabilities. The results of operations for D&N Microproducts, Inc. are included in the consolidated financial statements since January 2006.

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

Year Ended December 31, 2004

Net sales	$ 3,086
Income before income taxes	1,292
Provision for income taxes	495
Net income	797

5. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At December 31, 2006, the Company has an unfunded capital commitment of up to $2,250. As of December 31, 2006, the total capital commitment paid by the Company was $750. The investment is accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheet. The investment value recorded approximates fair value. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other income, net and totaled $83 for the year ended December 31, 2006.

On May 17, 1999, the Company acquired a one-third interest in International Assembly, Inc., a Texas corporation (IAI). The investment was accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheets. Equity income (loss) was recorded using a three-month lag. The Company’s losses attributed to IAI were included in other expense, net and totaled $0 and $10 for 2005 and 2004, respectively. The Company purchased certain services from IAI at amounts less than would be paid to unrelated parties. The amounts paid for these services totaled $112 and $244 in 2005 and 2004, respectively. During the second quarter of 2005, the Company sold its interest in IAI for $200, which approximated the book value of the asset.

6.	MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors accounting for 39% and 38% of accounts receivable at December 31, 2006 and 2005, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31

Distributor	2006	2005	2004

Henry Schein, Inc.	15.0%	14.2%	16.2%
Patterson Companies, Inc.	13.2%	13.5%	13.7%

7. NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment is used to secure the notes. Total revenue from sales of equipment financed by the Company was $5,118, $4,770 and $4,215 during 2006, 2005 and 2004, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-

financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	December 31

	2006	2005

Notes receivable, short-term	$2,276	$2,160
Notes receivable, long-term	3,443	2,328

Total notes receivable	$5,719	$4,488
	=====	=====

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

The Company expanded the financing program during 2006, which lead to an increased notes receivable balance compared to December 31, 2005. Notes bear interest at rates ranging from 0% to 11%, and have a weighted average maturity of 32 months. Interest income related to the notes is included in the Consolidated Income Statement caption “interest (income) expense, net.”

8.	INVENTORIES:

Inventories consist of the following:

	December 31

	2006	2005

Finished products	$6,654	$ 6,742
Work in process	2,732	1,808
Raw materials and supplies	4,725	2,246
Total inventories	$14,111	$ 10,796
	======	======
9.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31

	2006	2005

Land	$3,147	$ 1,611
Buildings and improvements	13,210	11,479
Machinery and equipment	22,266	19,256
Equipment rented to others	7,621	6,158
Construction in progress	3,262	991
	$ 49,506	$ 39,495

Less - Accumulated depreciation	(20,328)	(17,928)
Total property, plant and equipment, net	$ 29,178	$ 21,567
	======	======

The Company has no machinery and equipment under capital lease. At December 31, 2006, $1,882 of net property, plant and equipment was located outside of the U.S. Depreciation expense was $2,907, $2,427, and $2,603, for 2006, 2005, and 2004, respectively.

10. OTHER ASSETS:

Other assets consist of the following:

	December 31

	2006	2005

Notes receivable, long-term	$3,443	$2,328
Investments	667	--
Other	196	73
Total other assets	$4,306	$2,401
	=====	=====

11.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:

	December 31
	2006	2005

Balance, beginning of the year	$57,488	$57,415
Goodwill acquired during year	25,749	--
Changes to purchase price allocation	(206)	73
Balance, end of the year	$83,031	$57,488
Less: Accumulated amortization	(4,798)	(4,798)
Goodwill, net	$78,233	$52,690
	=====	=====

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets. During the fourth quarter of 2006, goodwill increased by $90 due to adjustments to the purchase price allocation.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. During 2006 goodwill increased $340, which was primarily related to changes in estimates related to severance liabilities and adjustments to the fair value estimates of the assets and liabilities.

During the first quarter of 2004, YI Ventures LLC (a wholly owned subsidiary) acquired substantially all of the assets of Healthsonics Corporation for $1,500. The final Healthsonics allocation of the purchase price resulted in an adjustment to the goodwill balance in the first quarter of 2006, which was primarily related to changes in estimates related to severance liabilities.

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2006 and 2005.

During the third quarter of 2005, the Company acquired the assets of a preventative dental product line, which primarily consisted of $846 in patents, $90 of customer relationships and $50 in fixed assets.

Other intangibles consist of the following:

	As of December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 185	$ 1,015
Core technology	591	92	499
Patents	2,197	476	1,721
Product formulas	430	60	370
Customer relationships	834	147	687
Non-compete agreements	498	296	202
Supplier relationships	399	170	229
Total	$ 6,149	$ 1,426	$ 4,723

Intangible assets not subject to amortization
Trademarks	$ 6,417		$ 6,417
Total intangible assets	$ 12,566	$ 1,426	$ 11,140

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 125	$ 1,075
Core technology	591	62	529
Patents	1,343	339	1,004
Product formulas	430	48	382
Customer relationships	339	59	280
Non-compete agreements	391	161	230
Supplier relationships	130	111	19
Total	$ 4,424	$ 905	$ 3,519

Intangible assets not subject to amortization
Trademarks	$ 3,555		$ 3,555
Total intangible assets	$ 7,979	$ 905	$ 7,074

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004 was $523, $347, and $226, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ended 12/31/07	$533
For the year ended 12/31/08	533
For the year ended 12/31/09	533
For the year ended 12/31/10	474
For the year ended 12/31/11	394

44

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

	December 31

	2006	2005

Accounts payable	$ 2,409	$ 2,617
Accrued compensation and benefits	1,714	1,225
Accrued rebate and discount payments	771	438
Accruals related to Microbrush acquisition	526	--
Accrued taxes	384	366
Accrued warranty	293	285
Accrued expenses and other	1,652	1,240
Total accounts payable and accrued liabilities	$ 7,749	$ 6,171
	======	=====

13.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000. The Company had $53,190 unused line of credit at December 31, 2006. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2006, the Company was in compliance with these covenants.

Long-term debt was as follows:

December 31

	2006	2005

Revolving credit facility due 2010 with a weighted-average interest rate of 6.16%	$ 21,810	$ --
Less – current portion	--	--
	$ 21,810	$ --
	======	=====

Aggregate debt maturities are: 2007-$0; 2008-$0; 2009-$0; and 2010-$21,810.

14.	COMMON STOCK:

During 2006, the Company repurchased 51 shares of its Common Stock from various stockholders for $1,669. The purchases were financed through cash generated from operations. The Company also reissued 114 shares of its Common Stock in conjunction with stock option exercises for $1,176. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2006 and 8 were repurchased by the Company for $269 (see footnote 15). The Company also issued 8 shares of its Common Stock pursuant to a restricted stock award.

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

15.	SHARE BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the 1997 Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). The Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares are available for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, non-vested equity share units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Outstanding options generally vested over a period up to four years. All outstanding options expire 10 years from the grant date. Under the 1997 and 2006 Plans, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For non-vested equity shares, compensation expense is based upon the grant date market price and is recorded over the vesting period.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Due to the fact that all of the Company’s options were issued prior to the date SFAS No. 123(R) was adopted and were vested as of January 1, 2006, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial statements. No stock option grants were made in 2006.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2006:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	928	$22.24
Granted	--	--
Exercised	113	$10.37
Forfeited or expired	--	--
Outstanding at December 31, 2006	815	$23.89	6.06 yrs	$8,330
	===
Exercisable at December 31, 2006	815	$23.89	6.06 yrs	$8,330
	===

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options). All stock options were vested on or before January 1, 2006.

On March 1, 2005, the Company granted 320 stock options and all options were vested immediately. The weighted-average grant date fair value of stock options granted during the quarter ended March 31, 2005 was $18.52.

The total aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2,730, $818 and $1,959, respectively. Payments received upon the exercise of stock options for the years ended December 31, 2006, 2005 and 2004 totaled $1,176, $394 and $953, respectively. The tax benefit realized related to these exercises was $1,070, $328 and $1,950 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company issues shares from treasury upon share option exercises.

Non-Vested Equity Shares Activity

In October 2001, the Company granted 120 non-vested equity shares to certain executive officers of the Company. No monetary consideration was paid by the officers who received the non-vested equity shares. These shares vest 20% each year for five years starting in October 2002. In May 2006, the Company granted 7.5 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. These shares vest 20% each year for five years starting in May 2007. Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the year ended December 31, 2006:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2005	24	$14.02
Granted	8	$33.77
Vested	(24)	$14.02
Forfeited	--	--
Non-vested equity shares, December 31, 2006	8	$33.77
	==

During the year ended December 31, 2006, the Company recorded pretax compensation expense of $294 related to the Company’s restricted stock. As of December 31, 2006, there was approximately $221 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 4.4 years. The Company issues share grants from treasury.

16. INCOME TAXES:

Components of the provision for income taxes:

	Years Ended December 31

	2006	2005	2004

Current	$7,556	$7,810	$7,384
Deferred	1,176	1,162	1,249
Total provision for income taxes	$8,732	$8,972	$ 8,633
	=====	=====	=====

Reconciliation of U.S. federal statutory income tax rate to the Company’s effective tax rate:

	Years Ended December 31

	2006	2005	2004

Income from continuing operations before provision for income taxes	$23,511	$24,310	$21,275
U.S. federal income tax rate	35%	35%	35%
Computed income taxes	8,229	8,509	7,446
Sale of investment in International Assembly, Inc. (IAI)	-	(235)	-
Deduction for Domestic Production Activities	(279)	(123)	-
Other	(77)	(73)	73
Provision for federal income taxes on continuing operations	7,873	8,078	7,519
State income taxes from continuing operations, net of federal tax benefit	859	894	619
Provision for income taxes on continuing operations	$8,732	$8,972	$ 8,138
Effective tax rate on continuing operations	37.14%	36.90%	38.25%
Provision for income taxes on discontinued operations	-	-	495
Total provision for income taxes	$8,732	$8,972	$ 8,633
	=====	=====	=====

Temporary differences that gave rise to deferred income tax assets and liabilities are as follows:

	December 31

	2006	2005
Deferred income tax assets:
Trade accounts receivable	$ 172	$ 175
Inventories	432	323
Accrued liabilities	138	319
Other	239	163
Total deferred income tax assets	981	980
Deferred income tax liabilities:
Property, plant and equipment	(2,490)	(2,723)
Intangibles	(6,954)	(5,637)
Other	(87)	6
Total deferred income tax liabilities	(9,531)	(8,354)
Net deferred income tax liability	$(8,550)	$(7,374)
	=====	=====

Current deferred income tax assets of $981 and $980 are included in other current assets as of December 31, 2006 and 2005, respectively.

17.	SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,452, $1,623, and $1,679 for 2006, 2005 and 2004, respectively, and gross profit from these sales was $716, $806 and $783 for 2006, 2005 and 2004, respectively.

18.	EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $406, $224, and $255, for 2006, 2005 and 2004, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

19.	RELATED-PARTY TRANSACTIONS:

During 2006 and 2005, the Company paid consulting fees of $50 and $54, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

During 2006 and 2005, the Company paid fees of $89 and $123, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman, for corporate use of an aircraft owned by that corporation.

In May 2005, the Company purchased 100 shares of its common stock from a trust controlled by George E. Richmond, the Company’s Chairman and principal stockholder, for an aggregate purchase price of $3,725.

20.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2006	2005	2004

Net income	$14,779	$15,338	$13,934
Income from continuing operations	14,779	15,338	13,137
Income from discontinued operations	--	--	797
Weighted average shares outstanding for basic earnings per share	8,954	8,957	9,040
Dilutive effect of stock options and restricted stock	228	355	369
Weighted average shares outstanding for diluted earnings per share	9,182	9,312	9,409
Basic earnings per share	$1.65	$1.71	$ 1.54
Basic earnings per share from continuing operations	$1.65	$1.71	$ 1.45
Basic earnings (loss) per share from discontinued operations	--	--	$ 0.09
Diluted earnings per share	$1.61	$1.65	$ 1.48
Diluted earnings per share from continuing operations	$1.61	$1.65	$ 1.40
Diluted earnings (loss) per share from discontinued operations	--	--	$ 0.08

21. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

2006
Net sales	$20,683	$21,466	$23,811	$24,845	$90,805
Gross profit	11,478	11,585	12,766	13,282	49,111
Income from operations	5,584	5,535	6,188	6,176	23,483
Net income	3,587	3,548	3,948	3,696	14,779
Basic earnings per share	$ .40	$ .40	$ .44	$ .41	$ 1.65
Diluted earnings per share	$ .39	$ .39	$ .43	$ .40	$ 1.61

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

2005
Net sales	$20,634	$20,906	$21,616	$21,610	$84,766
Gross profit	10,884	11,538	11,805	11,688	45,915
Income from operations	5,507	5,622	6,148	6,548	23,825
Net income	3,470	3,560	4,168	4,140	15,338

Basic earnings per share	$ .38	$ .40	$ .47	$ .46	$ 1.71
Diluted earnings per share	$ .37	$ .38	$ .45	$ .45	$ 1.65
22.	COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $951, $887, and $1,001 for 2006, 2005 and 2004, respectively. Rental commitments amount to: $548 for 2007, $434 for 2008, $199 for 2009, $130 for 2010 and $44 for 2011.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $293 and $285 at December 31, 2006 and 2005, respectively.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of December 31, 2006 and 2005, respectively, approximately $20 and $98 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan.  Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

23. SUBSEQUENT EVENTS:

On January 31, 2007, the Board of Directors declared a quarterly dividend of $0.04 per share, payable March 15, 2007 to shareholders of record on February 15, 2007.

On January 31, 2007, the Company entered into new employment agreements with Alfred E. Brennan, its Chief Executive Officer, and Arthur L. Herbst, Jr., its President.

On February 16, 2007, the Compensation Committee of the Board of Directors issued an aggregate of 125.2 shares of restricted stock and options to purchase an aggregate of 93.3 shares of common stock, to certain employees.

24.	NEW ACCOUNTING STANDARDS:

In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)," which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company does not expect the impact of this interpretation to be material to the financial statements.

In 2006, the Company adopted the disclosure requirements of Emerging Issues Task Force (the “EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, gross versus net presentation)" for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company has historically presented such taxes on a net basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria. KPMG LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting, except as disclosed below. During the year ended December 31, 2006, the Company acquired D&N Microproducts, Inc. and substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd. (collectively “the Acquired Businesses”). Management excluded the Acquired Businesses from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The Acquired Businesses have total assets of $36,100 and total revenues of $5,300 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. The scope of management’s assessment of the effectiveness of internal control over financial reporting during 2006 does not include the Microbrush or D&N Microproducts businesses. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition. As with any acquisition, there are inherent risks in the timing, development and implementation of internal controls that could negatively impact us; however, we do not believe they will have a material impact on our financial statements.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

(a)

Information concerning this item will be included under the captions “Election of Directors” and “Section 16(a), Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

(b)	Reference is made to “Executive Officers of the Registrant” in Part I.

(c)

The Board of Directors has determined that Brian F. Bremer, Chairman of the Audit Committee of the Board of Directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that Messrs. Bremer and Dr. Patrick J. Ferrillo, also a member of the Audit Committee of the Board of Directors, are “independent” as the term is used in Item 407 (a)(1) of Regulation S-K.

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

Item 11. Executive Compensation.

Information concerning this item will be included under the captions “Executive Compensation,” “Compensation and Discussion Analysis,” “Summary Compensation Table,” “Outstanding Equity Awards at 2006 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2006,” “Compensation Committee Interlocks and Insider Participation,” “Corporate Governance,” and “Relationships and Related Person Transactions” in the Company's definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning this item will be included under the captions “Securities Beneficially Owned by Management and Principal Shareholders,” “Equity Compensation Plan Information," and “Compensation and Discussion Analysis” in the Company's definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information concerning this item will be included under the caption “Relationships and Related Person Transactions” in the Company's definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Auditors” in the Company's definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Shareholders, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements — Reference is made to Item 8 hereof:

Consolidated Balance Sheets – December 31, 2006 and 2005
Consolidated Statements of Income – Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows – Years ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements – December 31, 2006

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2006, 2005, and 2004:

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

2.1(a)

Agreement for Purchase and Sale of Assets, dated July 31, 2006, by and among Young Microbrush, LLC and Young Microbrush Ireland, Ltd., Microbrush, Inc., Microbrush International, Ltd., Phillip Mark, and Gunnar Wallin.

2.2(r)

Amendment to Agreement for Purchase and Sale of Assets, by and among Young Microbrush, LLC and Young Microbrush Ireland, Ltd., Microbrush, Inc., Microbrush International, Ltd., Phillip Mark, and Gunnar Wallin, dated February 5, 2007.

3.1(b)	Articles of Incorporation of Registrant and Statement of Correction

3.2(c)	Amended and Restated By-Laws of Registrant, effective as of March 2002

4.1(p)

Amended and Restated Credit Agreement, by and among Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. as Lender and the Letter of Credit Issuer, and the Other Lenders and Registrant, dated November 28, 2006

10.1(c)	Amended and Restated 1997 Stock Option Plan

10.2(g)	Employment Agreement dated April 1, 2002, by and between the Registrant and George E. Richmond

10.3(c)	Stock Repurchase Agreement dated November 9, 2001, by and between the Registrant and George E. Richmond

10.4(c)	Form of the Registrant’s Restricted Stock Award Agreement with schedule of grantees

10.5(g)	Consulting Agreement dated April 1, 2002, by and between the Registrant and GER Consulting, Inc.

10.6(g)	Form of Indemnity Agreement entered into with each member of the Registrant's Board of Directors

10.7(i)	Amendment to George E. Richmond Employment Agreement dated May 14, 2002

10.8(i)	Amendment to GER Consulting, Inc. Consulting Agreement dated May 14, 2002

10.9(j)	Amendment to George E. Richmond Employment Agreement dated March 28, 2003

10.10(j)	Amendment to GER Consulting, Inc. Consulting Agreement dated March 28, 2003

10.11(j)	Amendment to Stock Repurchase Agreement dated March 28, 2003, between the Registrant and George E. Richmond.

10.12 (l)	2006 Long-Term Incentive Plan

10.13(m)	Employment Agreement dated June 2, 2006, by and between the Registrant and Christine Boehning

10.14(m)	Employment Agreement dated June 2, 2006, by and between the Registrant and Daniel Tarullo

10.15(m)	Employment Agreement dated June 2, 2006, by and between the Registrant and Stephen T. Yaggy

10.16(n)	Employment Agreement dated January 31, 2007, by and between the Registrant and Alfred E. Brennan, Jr.

10.17(n)	Employment Agreement dated January 31, 2007, by and between the Registrant and Arthur L. Herbst, Jr.

10.18(o)	Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan

10.19(o)	Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan

10.20(q)	Retention Bonus Agreement dated February 22, 2007, by and between the Registrant and Alfred E. Brennan

10.21(q)	Retention Bonus Agreement dated February 22, 2007, by and between the Registrant and Arthur L. Herbst

10.22(q)	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan

10.23(q)	Form of Stock Option Grant Notice and Stock Option under the 2006 Long-Term Incentive Plan

21.1(r)	Subsidiaries of the Registrant

23.1(r)	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on Signature page)

31.1(r)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2(r)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3(r)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1(r)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------

(a)	Filed as an Exhibit to Registrant’s Report on Form 8-K filed on August 2, 2006 and incorporated herein by reference.
(b)	Filed as an Exhibit to Registrant’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(c)	Filed as an Exhibit to Registrant’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(e)	Filed as an Exhibit to Registrant’s Report on Form 10-Q filed on November 13, 2001 and incorporated herein by reference.
(f)	Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 22, 2002 and incorporated herein by reference.
(g)	Filed as an Exhibit to Registrant's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h)	Filed as an Exhibit to Registrant's Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i)	Filed as an Exhibit to Registrant’s Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

(j)	Filed as an Exhibit to Registrant’s Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.

(l)	Filed as part of Registrant's Definitive Proxy Statement, Schedule 14A, on April 7, 2006 and incorporated herein by reference.

(m)	Filed as an Exhibit to Registrant's Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference.

(n)	Filed as an Exhibit to Registrant’s Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.
(o)	Filed as an Exhibit to Registrant’s Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.
(p)	Filed as an Exhibit to Registrant’s Report on Form 8-K filed on December 1, 2006 and incorporated herein by reference.
(q)	Filed as an Exhibit to Registrant’s Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.

(r)	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2007

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

Signature	Title	Date

/s/ GEORGE E. RICHMOND George E. Richmond	Director	March 12, 2007
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2007
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President	March 12, 2007
/s/ CHRISTINE R. BOEHNING Christine R. Boehning	Vice President and Chief Financial Officer	March 12, 2007
/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 12, 2007
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 12, 2007
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 12, 2007

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(IN THOUSANDS)

ADDITIONS
------------------------------------------

BALANCE	CHARGED TO	BALANCE
BEGINNING	COSTS AND	AT END
OF YEAR	EXPENSES	ACQUISITIONS	DEDUCTIONS	OF YEAR
----------------	----------------	---------------------	-------------------	---------------

Allowance for doubtful

Receivables

2004 ......................	641	35	5	230	451
2005 ......................	451	70	0	86	435
2006 ......................	435	68	34	59	478