Form 10-Q
period 2007-03-31
YOUNG INNOVATIONS INC
filed 2007-05-10
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of the Registrant’s Common Stock at May 2, 2007:

9,136,066 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

March 31,		December 31,

	2007	2006

	(unaudited)

Assets

Current assets:

Cash and cash equivalents	$ 1,083	$ 1,017
Trade accounts receivable, net of allowance for doubtful accounts of $333 and $478 in 2007 and 2006, respectively	12,049	13,057
Inventories	15,126	14,111
Other current assets	4,489	5,546
Total current assets	32,747	33,731
Property, plant and equipment, net	31,366	29,178
Goodwill, net	78,362	78,233
Other intangible assets, net	10,987	11,140
Other assets	4,144	4,306
Total assets	$ 157,606 ========	$ 156,588 =======

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 7,892	$ 7,749
Total current liabilities Long-term debt Deferred income taxes Total liabilities	7,892 19,438 10,086 37,416	7,749 21,810 9,531 39,090
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,136 and 8,996 shares issued and outstanding in 2007 and 2006, respectively	90	90
Additional paid-in capital	26,942	29,214
Retained earnings	113,547	111,089
Common stock in treasury, at cost, 1,096 and 1,229 shares in 2007 and 2006, respectively	(20,461)	(22,939)
Accumulated other comprehensive income	72	44
Total stockholders' equity	120,190	117,498
Total liabilities and stockholders' equity	$ 157,606 ========	$ 156,588 ========

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006

Net sales	$ 22,883	$ 20,683
Cost of goods sold	10,528	9,205

Gross profit	12,355	11,478
Selling, general and administrative expenses	7,621	5,894

Income from operations	4,734	5,584
Interest expense (income), net	246	(142)
Other income, net	(44)	(53)

Income before provision for income taxes	4,532	5,779
Provision for income taxes	1,711	2,192

Net income	$ 2,821	$ 3,587

Basic earnings per share	$0.31	$0.40
Diluted earnings per share	$0.31	$0.39
Basic weighted average shares outstanding	9,065	8,925
Diluted weighted average shares outstanding	9,226	9,240

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$2,821	$3,587

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	997	740
Share based compensation expense	146	84
Deferred income taxes	555	--
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	805	(271)
Inventories	(1,008)	130
Other current assets	1,057	(355)
Other assets	161	(253)
Accounts payable and accrued liabilities	138	741

Total adjustments	2,851	816

Net cash flows from operating activities	5,672	4,403

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	--	(2,845)
Purchases of property, plant and equipment	(2,942)	(407)
Purchases of private equity investments	--	(450)

Net cash flows from investing activities	(2,942)	(3,702)

Cash flows from financing activities:
Borrowings of long-term debt	5,680	--
Payments of long-term debt	(8,052)	--
Proceeds from stock options exercised	61	187
Payment of cash dividend	(364)	(362)
Purchase of treasury stock, net	--	(387)
Tax benefit from stock options exercised	--	79

Net cash flows from financing activities	(2,675)	(483)

Effect of exchange rate changes on cash	11	--

Net increase in cash and cash equivalents	66	218
Cash and cash equivalents, beginning of period	1,017	10,227

Cash and cash equivalents, end of period	$1,083	$10,445

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, microapplicators, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Canada, Wisconsin and Ireland. Export sales were less than 10% of total net sales for 2006 and 2005.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of Emerging Issues Task Force (EITF) 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at March 31, 2007 and December 31, 2006.

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

Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. The implementation of FIN 48 did not require the recognition of a material adjustment to the reserve for uncertain tax positions. As of the beginning of fiscal year 2007, the Company had approximately $179 of total gross unrecognized tax benefits, $146 of which would favorably affect the effective income tax rate if recognized in future periods.

The Company includes interest and/or penalties related to uncertain tax positions in income tax expense. The accrual for interest and/or penalties as of January 1, 2007 was approximately $32.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well foreign income taxes. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company reports.  The Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months.

Interest Expense (Income), net

Interest expense (income) includes interest paid related to borrowings on the Company’s credit facility, as well as offsetting interest income earned on various investments. Interest income totaled $104 and $162 for the three months ended March 31, 2007 and 2006, respectively.

Other Income, net

Other income includes other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $3 and $57 for the payment of federal and state income taxes and $328 and $19 for the payment of interest or loan charges for the three months ended March 31, 2007 and 2006, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense, net were $6 and $(6) for the three months ended March 31, 2007 and 2006, respectively.

3.	ACQUISITIONS

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”). Under the agreement, the Company acquired substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payments”) if certain performance targets are achieved over the next year and a half. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims the Company may have pursuant to the transaction documents. Amounts paid or received by the Company in future periods, if any, in connection with escrow account settlements and Earnout Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. During the fourth quarter of 2006, goodwill increased by $90 and during the first quarter of 2007, goodwill increased by $112 due to adjustments to the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

Purchase Price	$32,777

Less:

Current assets	3,295
Property, plant and equipment	2,857
Identifiable intangible assets, net	4,325

Plus:

Current liabilities	(1,639)
Goodwill	$23,939

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

$4,325

====

The results of operations for the U.S. and the Irish components of Microbrush are included in the condensed consolidated financial statements since July 31, 2006 and August 18, 2006, respectively.

The following unaudited pro forma condensed combined income statement information has been prepared as if Microbrush had been acquired on January 1, 2006. The unaudited pro forma condensed combined financial information has been derived from the Company’s historical consolidated financial statements and those of Microbrush.

Three months ended March 31, 2006 (unaudited)

Net sales	$23,852

Operating income	$6,672

Net income	$4,027

Basic earnings per share	$0.45
Diluted earnings per share	$0.44
Basic weighted average shares outstanding	8,925
Diluted weighted average shares outstanding	9,240

4.	SHARE-BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the 1997 Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). The Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares were authorized for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over two, three and five year periods. All outstanding options expire 10 years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Accounting for Share-Based Compensation

In May 2006, the Company granted 7.5 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. These shares vest 20% each year for five years starting in May 2007. In February 2007, the Company granted 125.2 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. Of the 125.2 shares, 80 vest 20% each year for five years, 43.8 vest 33% each year for three years, and 1.4 vest 50% each year for two years, all starting in February 2008. Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For non-vested equity shares, compensation expense is based upon the grant date market price and is recorded over the vesting period.

On February 16, 2007, the Company granted 93.3 stock options. All options vest 33% each year for three years starting in February 2008. The weighted average grant date fair value of stock options granted during the three months ended March 31, 2007 was $7.10. The options expire five years from the grant date. The total weighted average grant date fair value of stock options granted for the three month period ended March 31, 2007 was $662.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2007
Dividend yield (1)	0.55%
Expected volatility (2)	25%
Risk-free interest rate (3)	4.72%
Expected life (4)	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s common stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the three months ended March 31, 2007:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	815	$23.89
Granted	93	$29.15
Exercised	8	$8.00
Forfeited or expired	--	--
Outstanding at March 31, 2007	900 ===	$24.57	5.76 yrs	$5,669
Exercisable at March 31, 2007	807 ===	$24.04	5.87 yrs	$5,669

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The total aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $193 and $388, respectively. Payments received upon the exercise of stock options for the three months ended March 31, 2007 and 2006 totaled $61 and $187, respectively. The related tax benefit realized related to these exercises was $0 and $79 for the three months ended March 31, 2007 and 2006. The Company issues shares from treasury upon share option exercises.

During the three months ended March 31, 2007, the Company recorded pre-tax compensation expense of $24 related to the Company’s stock option shares. As of March 31, 2007, there was approximately $485 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.9 years.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2007:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2006	8	$33.77
Granted	125	$29.15
Vested	--	--
Forfeited	--	--
Non-vested equity shares, March 31, 2007	133 ===	$29.41

During the three months ended March 31, 2007 and March 31, 2006, the Company recorded pre-tax compensation expense of $122 and $84 related to the Company’s non-vested equity shares, respectively. As of March 31, 2007 and March 31, 2006, there was approximately $3,749 and $177 of unrecognized compensation cost related to non-vested equity shares, respectively, which will be amortized over the weighted-average remaining requisite service period of 4.4 years. The Company issues share grants from treasury.

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At March 31, 2007, the Company had an unfunded capital commitment of up to $2,250. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s income attributed to this private equity investment was included in other income, net and totaled $13 and $0 for the three months ended March 31, 2007 and 2006, respectively.

6.	NOTES RECEIVABLE:

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $678 and $1,150 during the three months ended March 31, 2007 and 2006, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	March 31,	December 31,
	2007	2006

Notes receivable, short-term	$ 2,022	$ 2,276
Notes receivable, long-term	3,393	3,443

Total notes receivable	$ 5,415 =====	$ 5,719 =====

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Finished products	$ 7,586	$ 6,654
Work in process, long-term	2,531	2,732
Raw materials and supplies	5,009	4,725
Total inventories	$15,126 ======	$ 14,111 ======

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2007	2006

Land	$ 3,147	$ 3,147
Buildings and improvements	13,920	13,210
Machinery and equipment	22,908	22,266
Equipment rented to others	7,879	7,621
Construction in progress	4,581	3,262
	$52,435	$49,506

Less: Accumulated depreciation	(21,069)	(20,328)
Total property, plant and equipment, net	$ 31,366 ======	$29,178 ======

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2006	$ 78,233
Changes to purchase price allocation	129

Goodwill, net	$ 78,362 ======

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets. During the fourth quarter of 2006, goodwill increased by $90, and in the first quarter of 2007 by $112, due to adjustments to the purchase price allocation.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. The final D&N allocation of the purchase price resulted in an adjustment to the goodwill balance by $17 in the first quarter of 2007 which was primarily related to adjustments to the fair value estimates of the assets and liabilities.

Other intangible assets consist of the following:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 200	$ 1,000
Core technology	591	100	491
Patents	2,197	537	1,660
Product formulas	430	63	367
Customer & supplier relationships	1,233	371	862
Noncompete agreements	498	308	190
Total	$ 6,149	$ 1,579	$ 4,570

Unamortized intangible assets
Trademarks	$ 6,417		$ 6,417
Total intangible assets	$ 12,566 =======	$ 1,579	$ 10,987 ========

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 185	$ 1,015
Core technology	591	92	499
Patents	2,197	476	1,721
Product formulas	430	60	370
Customer & supplier relationships	1,233	317	916
Non-compete agreements	498	296	202
Total	$ 6,149	$ 1,426	$ 4,723

Intangible assets not subject to amortization
Trademarks	$ 6,417		$ 6,417
Total intangible assets	$ 12,566 =======	$ 1,426	$ 11,140 ========

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended March 31, 2007 and 2006 was $153 and $122, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/07	$ 533
For the year ending 12/31/08	533
For the year ending 12/31/09	533
For the year ending 12/31/10	474
For the year ending 12/31/11	394

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has $55,562 unused line of credit at March 31, 2007. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2007 and December 31, 2006, the Company was in compliance with these covenants.

Long-term debt was as follows:	March 31,	December 31,
	2007	2006
Revolving credit facility due 2010 with a weighted-average interest
rate of 6.16%	$ 19,438	$ 21,810
Less - current portion	--	--
	$ 19,438 =======	$ 21,810 =======

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Net income	$2,821	$3,587
Weighted average shares outstanding for basic earnings per share
	9,065	8,925
Dilutive effect of stock options and restricted stock	161	315
Weighted average shares outstanding for diluted earnings per share	9,226	9,240

Basic earnings per share	$0.31	$0.40
Diluted earnings per share	$0.31	$0.39

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $292 and $293 at March 31, 2007 and December 31, 2006, respectively.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of March 31, 2007 and December 31, 2006, respectively, approximately $16 and $20, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

13.	RELATED-PARTY TRANSACTIONS:

During the three month period ended March 31, 2007, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman. The Company also paid fees of $32 to a corporation which is wholly owned by George E. Richmond, for corporate use of an aircraft owned by that corporation.

14.	SUBSEQUENT EVENTS:

On May 9, 2007, the Board of Directors extended the Company's share repurchase program through July 31, 2008. The Board also declared a quarterly dividend of $0.04 per share, payable June 15, 2007 to shareholders of record on May 22, 2007.

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

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out basis. Inventory values are based upon standard costs which approximate historical costs. Management regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on estimated product demand and other knowledge related to the inventory. If demand for the Company’s products is significantly different than management’s expectations, the valuation of inventory could be materially impacted. Inventory write-downs are included in cost of goods sold.

Goodwill and other intangible assets – The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 effective January 1, 2002. Goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales

Net sales increased $2,200 to $22,883 in the first quarter of 2007 from $20,683 in the first quarter of 2006. The acquisition of Microbrush contributed $3,660 in net sales in the first quarter. The ongoing weakness in the panoramic X-ray product line, lower-than-expected sales from new product introductions, and a decline in sales to distributors were partially offset by additional sales from Microbrush.

Gross Profit

Gross profit increased $877 or 7.6% to $12,355 in the first quarter of 2007 compared to $11,478 in the first quarter of 2006 primarily due to increased sales volume as a result of the Microbrush acquisition. Gross margin decreased to 54.0% of net sales in the first quarter of 2007 from 55.5% in the first quarter of 2006. Gross margin continues to have volatility related to product mix variances offset by the positive impact of operating efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,727 or 29.3% to $7,621 in the first quarter of 2007 from $5,894 in the first quarter of 2006. SG&A costs increased approximately $842 as a result of the acquisition of Microbrush. The remaining SG&A increase was primarily due to increased investments in new product development, personnel and facilities to support the growth of the business. As a percent of net sales, SG&A expenses increased 4.8 percentage points to 33.3% in the first quarter of 2007 compared to 28.5% in the first quarter of 2006 as a result of the factors explained above.

Income from Operations

Income from operations decreased $850 or 15.2% to $4,734 in the first quarter of 2007 compared to $5,584 in the first quarter of 2006. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net decreased $388 to $246 in the first quarter of 2007 from $(142) in the first quarter of 2006. The decrease was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Other Income, net

Other income, net decreased $9 to $(44) in the first quarter of 2007 from $(53) in the first quarter of 2006. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $481 for the first quarter of 2007 to $1,711 from $2,192 in the first quarter of 2006 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first quarter of 2007 was 37.75% compared to 38.00% in the first quarter of 2006.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $5,672 and $4,403 for the first three months of 2007 and 2006, respectively. Net capital expenditures for property, plant and equipment were $2,942 and $407 for the three months of 2007 and 2006, respectively. Significant capital expenditures included buildings, facility improvements, panoramic X-ray machines and new equipment purchases.

Future capital expenditures are expected to include facility development and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

In January 2006, YI Ventures LLC (a wholly owned subsidiary) acquired D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. On July 31, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd. for approximately $32,000 in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2007 and December 31, 2006, the Company was in compliance with all of these covenants. At March 31, 2007, the Company had $19,438 in outstanding borrowings under this agreement and $55,562 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $49 and $6 of additional interest expense in the three month periods ended March 31, 2007 and 2006, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $49 and $6 in the three month periods ended March 31, 2007 and 2006, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the three months ended March 31, 2007, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 36% were denominated in Euros and 5% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2007 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

YOUNG INNOVATIONS, INC.

May 10, 2007	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer