Form 10-Q
period 2007-06-30
YOUNG INNOVATIONS INC
filed 2007-08-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of the Registrant’s Common Stock at July 25, 2007:

9,098,871 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2007	2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 346	$ 1,017
Trade accounts receivable, net of allowance for doubtful accounts of $334 and $478 in 2007 and 2006, respectively	12,933	13,057
Inventories	14,646	14,111
Other current assets	4,304	5,546

Total current assets	32,229	33,731
Property, plant and equipment, net	32,530	29,178
Goodwill, net.	78,437	78,233
Other intangible assets, net	10,779	11,140
Other assets	4,366	4,306

Total assets	$ 158,341	$ 156,588

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 7,682	$ 7,749

Total current liabilities	7,682	7,749
Long-term debt	18,000	21,810
Deferred income taxes	10,086	9,531

Total liabilities	35,768	39,090
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 9,099 and 8,996 shares issued and outstanding in 2007 and 2006, respectively	90	90
Additional paid-in capital	27,167	29,214
Retained earnings	116,653	111,089
Common stock in treasury, at cost, 1,133 and 1,229 shares in 2007 and 2006, respectively	(21,405)	(22,939)
Accumulated other comprehensive income	68	44

Total stockholders' equity	122,573	117,498

Total liabilities and stockholders' equity	$ 158,341	$ 156,588

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$ 24,826	$ 21,466	$ 47,709	$ 42,149
Cost of goods sold	11,247	9,881	21,775	19,086

Gross profit	13,579	11,585	25,934	23,063
Selling, general and administrative expenses	7,783	6,050	15,404	11,944

Income from operations	5,796	5,535	10,530	11,119
Interest expense (income), net	157	(161)	403	(303)
Other expense (income), net	62	(27)	18	(80)

Income before provision for income taxes	5,577	5,723	10,109	11,502
Provision for income taxes	2,105	2,175	3,816	4,367

Net income	$ 3,472	$ 3,548	$ 6,293	$ 7,135

Basic earnings per share	$0.38	$0.40	$0.69	$0.80
Diluted earnings per share	$0.37	$0.39	$0.68	$0.78
Basic weighted average shares outstanding	9,125	8,937	9,095	8,930
Diluted weighted average shares outstanding	9,272	9,170	9,249	9,176

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$6,293	$7,135

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	2,029	1,493
Share based compensation expense	433	176
Deferred income taxes	555	--
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	150	162
Inventories	(520)	(324)
Other current assets	1,393	(51)
Other assets	(5)	(445)
Accounts payable and accrued liabilities	(336)	(980)

Total adjustments	3,699	31

Net cash flows from operating activities	9,992	7,166

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	--	(2,845)
Purchases of property, plant and equipment	(5,045)	(2,105)
Purchases of private equity investments	(150)	(450)

Net cash flows from investing activities	(5,195)	(5,400)

Cash flows from financing activities:
Borrowings of long-term debt	11,536	--
Payments of long-term debt	(15,346)	--
Proceeds from stock options exercised	61	846
Payment of cash dividend	(729)	(727)
Purchase of treasury stock, net	(1,006)	(1,711)
Tax benefit from stock options exercised	--	716

Net cash flows from financing activities	(5,484)	(876)

Effect of exchange rate changes on cash	16	--

Net increase/(decrease) in cash and cash equivalents	(671)	890
Cash and cash equivalents, beginning of period	1,017	10,227

Cash and cash equivalents, end of period	346	$11,117

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year or any other interim period.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules of the Securities and Exchange Commission. In our opinion, the statements include all adjustments (which are of a normal recurring nature) necessary for the fair presentation of the results of the interim periods presented.

The balance sheet information at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, microapplicators, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Canada, Wisconsin and Ireland. Export sales were less than 20% of total net sales for 2007 and less than 10% for 2006.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of Emerging Issues Task Force (EITF) 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years. A liability for the removal costs of the purchased X-ray machines expected to be returned to the Company is included in accounts payable and accrued liabilities at June 30, 2007 and December 31, 2006.

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

The Company includes interest and/or penalties related to uncertain tax positions in income tax expense. The accrual for interest and/or penalties as of January 1, 2007 was approximately $32. No material changes since adoption have been noted within total gross unrecognized tax benefits or interest and/or penalties through June 30, 2007.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well foreign income taxes. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company reports.  The Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months.

Interest Expense (Income), net

Interest expense (income) includes interest paid related to borrowings on the Company’s credit facility, as well as offsetting interest income earned on various investments. Interest expense (income), net totaled $403 and $(303) for the six months ended June 30, 2007 and 2006, respectively.

Other Income, net

Other income includes other miscellaneous income and expense, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $1,961 and $3,527 for the payment of federal and state income taxes and $629 and $38 for the payment of interest or loan charges for the six months ended June 30, 2007 and 2006, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense, net were $(38) and $(22) for the six months ended June 30, 2007 and 2006, respectively.

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

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. During the fourth quarter of 2006, goodwill increased by $90 and during the first six months of 2007, goodwill increased by $187 due to adjustments to the purchase price allocation.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the valuations related to certain assets acquired and liabilities assumed and upon doing so will adjust the preliminary purchase price allocation if necessary.

Purchase Price	$32,777

Less:

Current assets	3,295
Property, plant and equipment	2,782
Identifiable intangible assets, net	4,325

Plus:

Current liabilities	(1,639)
Goodwill	$24,014

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

	Three months ended June 30, 2006 (unaudited)	Six months ended June 30, 2006 (unaudited)

Net sales	$ 24,656	$ 48,508

Operating income	$ 6,315	$ 12,987

Net income	$ 3,739	$ 7,766

Basic earnings per share	$ 0.42	$ 0.87
Diluted earnings per share	$ 0.41	$ 0.85
Basic weighted average shares outstanding	8,937	8,930
Diluted weighted average shares outstanding	9,170	9,176

4.	SHARE-BASED COMPENSATION:

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

Accounting for Share-Based Compensation

In May 2006, the Company granted 7.5 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. These shares vest 20% each year for five years starting in May 2007. In February 2007, the Company granted 125.2 shares of non-vested equity shares. No monetary consideration was paid by the employees who received the non-vested equity shares. Of the 125.2 shares, 80 vest 20% each year for five years, 43.8 vest 33% each year for three years, and 1.4 vest 50% each year for two years, all starting in February 2008. In May 2007, the Company granted 3.2 shares of non-vested equity shares to its non-employee directors and a non-employee advisor. No monetary consideration was given by the non-employee directors and non-employee advisor who received the non-vested equity shares. The 3.2 shares vest 100% in May 2008. Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. For non-vested equity shares, compensation expense is based upon the grant date market price and is recorded over the vesting period.

On February 16, 2007, the Company granted 93.3 stock options. All options vest 33% each year for three years starting in February 2008. The weighted average grant date fair value of stock options granted during the six months ended June 30, 2007 was $7.10. The options expire five years from the grant date. The total weighted average grant date fair value of stock options granted for the six month period ended June 30, 2007 was $662.

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

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the six months ended June 30, 2007:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2006	815	$23.89	6.06 yrs	8,330
Granted	93	$29.15
Exercised	8	$8.00
Forfeited or expired	15	$32.74

Outstanding at June 30, 2007	885	$24.44	5.50 yrs	$6,310

Exercisable at June 30, 2007	792	$23.88	5.60 yrs	$6,310

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The total aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $3 and $1,679, respectively, and $196 and $2,067 for the six months ended June 30, 2007 and 2006, respectively. Payments received upon the exercise of stock options for the three months ended June 30, 2007 and 2006 totaled $0 and $659, respectively, and $61 and $846 for the six months ended June 30, 2007 and 2006, respectively. The related tax benefit realized related to these exercises was $0 and $637 for the three months ended June 30, 2007 and 2006, respectively, and $0 and $716 for the six months ended June 30, 2007 and 2006, respectively. The Company issues shares from treasury upon share option exercises.

During the six months ended June 30, 2007, the Company recorded pre-tax compensation expense of $71 related to the Company’s stock option shares. As of June 30, 2007, there was approximately $438 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.6 years.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2007:

	Shares (000)	Weighted-Average Grant Date Fair Value

Non-vested equity shares, December 31, 2006	8	$33.77
Granted	128	$29.11
Vested	2	$33.77
Forfeited	--	--
Non-vested equity shares, June 30, 2007	134	$29.32

During the six months ended June 30, 2007, the Company recorded pretax compensation expense of $362 related to the Company’s restricted stock. As of June 30, 2007, there was approximately $3,585 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 3.8 years. The Company issues share grants from treasury.

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At June 30, 2007, the Company had an unfunded capital commitment of up to $2,100. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s income attributed to this private equity investment was included in other income, net and totaled $19 and $21 for the three months ended June 30, 2007 and 2006, respectively.

6.	NOTES RECEIVABLE:

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $681 and $1,122 during the three months ended June 30, 2007 and 2006, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	June 30,	December 31,
	2007	2006

Notes receivable, short-term	$ 1,788	$ 2,276
Notes receivable, long-term	3,484	3,443

Total notes receivable	$ 5,272	$ 5,719

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Finished products	$ 6,530	$ 6,654
Work in process, long-term	3,176	2,732
Raw materials and supplies	4,940	4,725

Total inventories	$14,646	$ 14,111

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2007	2006

Land	$ 3,184	$ 3,147
Buildings and improvements	17,086	13,210
Machinery and equipment	24,687	22,266
Equipment rented to others	7,965	7,621
Construction in progress	1,006	3,262

	$53,928	$49,506

Less: Accumulated depreciation	(21,398)	(20,328)

Total property, plant and equipment, net	$ 32,530	$29,178

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2006	$ 78,233
Changes to purchase price allocation	204
Goodwill, net	$ 78,437

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets. During the fourth quarter of 2006, goodwill increased by $90 and during the first six months of 2007, goodwill increased by $187 due to adjustments to the purchase price allocation.

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

Other intangible assets consist of the following:

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 215	$ 985
Core technology	591	108	483
Patents	2,197	597	1,600
Product formulas	430	65	365
Customer & supplier relationships	1,143	389	754
Non-compete agreements	498	323	175

Total	$ 6,059	$ 1,697	$ 4,362

Unamortized intangible assets
Trademarks	$ 6,417		$ 6,417

Total intangible assets	$ 12,476	$ 1,697	$ 10,779

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 185	$ 1,015
Core technology	591	92	499
Patents	2,197	476	1,721
Product formulas	430	60	370
Customer & supplier relationships	1,233	317	916
Non-compete agreements	498	296	202
Total	$ 6,149	$ 1,426	$ 4,723

Intangible assets not subject to amortization
	$ 6,417		$ 6,417

Total intangible assets	$ 12,566	$ 1,426	$ 11,140

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the six months ended June 30, 2007 and 2006 was $307 and $121, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/07	$515
For the year ending 12/31/08	515
For the year ending 12/31/09	515
For the year ending 12/31/10	465
For the year ending 12/31/11	394

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has $57,000 unused and available under the line of credit at June 30, 2007. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2007 and December 31, 2006, the Company was in compliance with these covenants.

Long-term debt was as follows:	June 30,	December 31,
	2007	2006
Revolving credit facility due 2010 with a weighted-average interest
rate of 6.10%	$ 18,000	$ 21,810
Less - current portion	--	--

	$ 18,000	$ 21,810

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$3,472	$3,548	$6,293	$7,135
Weighted average shares outstanding for basic earnings per share
	9,125	8,937	9,095	8,930
Dilutive effect of stock options and restricted stock	147	233	154	246
Weighted average shares outstanding for diluted earnings per share	9,272	9,170	9,249	9,176

Basic earnings per share	$0.38	$0.40	$0.69	$0.80
Diluted earnings per share	$0.37	$0.39	$0.68	$0.78

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $265 and $293 at June 30, 2007 and December 31, 2006, respectively.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2007 and December 31, 2006, respectively, approximately $6 and $20, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

13.	RELATED-PARTY TRANSACTIONS:

During the three month period ended June 30, 2007, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman. The Company also paid fees of $26 to a corporation which is wholly owned by George E. Richmond, for corporate use of an aircraft owned by that corporation.

14.	SUBSEQUENT EVENTS:

On July 24, 2007, the Board of Directors declared a quarterly dividend of $0.04 per share, payable on September 14, 2007 to shareholders of record on August 15, 2007.

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

Stock Options - As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service has not been rendered as of the date of adoption. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model and is recognized as expense ratably over the requisite period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales

Net sales increased $3,360 to $24,826 in the second quarter of 2007 from $21,466 in the second quarter of 2006. The acquisition of Microbrush contributed $3,784 in net sales in the second quarter. The additional sales from Microbrush were partially offset by ongoing weakness in the panoramic X-ray product line.

Gross Profit

Gross profit increased $1,994 or 17.2% to $13,579 in the second quarter of 2007 compared to $11,585 in the second quarter of 2006 primarily due to increased sales volume as a result of the Microbrush acquisition. Gross margin increased slightly to 54.7% of net sales in the second quarter of 2007 from 54.0% in the second quarter of 2006 primarily due to headcount reductions. Gross margin continues to have volatility related to changes in product mix and operating efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,733 or 28.6% to $7,783 in the second quarter of 2007 from $6,050 in the second quarter of 2006. SG&A costs increased approximately $661 as a result of the acquisition of Microbrush and $195 due to increased share-based compensation. Share-based compensation cost totaled $287 in the second quarter of 2007 compared to $92 in the second quarter of 2006. The remaining SG&A increase was primarily due to increased investments in personnel and facilities to support the growth of the business. As a percent of net sales, SG&A expenses increased 3.2 percentage points to 31.4% in the second quarter of 2007 compared to 28.2% in the second quarter of 2006 as a result of the factors explained above.

Income from Operations

Income from operations increased $261 or 4.7% to $5,796 in the second quarter of 2007 compared to $5,535 in the second quarter of 2006. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net decreased $318 to $157 in the second quarter of 2007 from $(161) in the second quarter of 2006. The decrease was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Other Expense (Income), net

Other expense (income), net decreased $89 to $62 in the second quarter of 2007 from $(27) in the second quarter of 2006. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $70 for the second quarter of 2007 to $2,105 from $2,175 in the second quarter of 2006 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the second quarter of 2007 was 37.75% compared to 38.00% in the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales

Net sales increased $5,560 to $47,709 in the first six months of 2007 from $42,149 in the first six months of 2006. The acquisition of Microbrush contributed $7,444 in net sales in the first six months of 2007. The additional sales from Microbrush were partially offset by ongoing weakness in the panoramic X-ray product line, lower-than-expected sales from new product introductions, and a decline in sales to distributors in the first quarter.

Gross Profit

Gross profit increased $2,871 or 12.4% to $25,934 in the first six months of 2007 compared to $23,063 in the first six months of 2006 primarily due to increased sales volume as a result of the Microbrush acquisition. Gross margin remained essentially flat at 54.4% of net sales in the first six months of 2007 compared to 54.7% in the first six months of 2006 due to unfavorable changes in product mix offset by headcount reductions.

Selling, General, and Administrative Expenses

SG&A expenses increased $3,460 or 29.0% to $15,404 in the first six months of 2007 from $11,944 in the first six months of 2006. SG&A costs increased approximately $1,503 as a result of the acquisition of Microbrush and $257 due to increased share-based compensation. Share-based compensation cost totaled $433 in the first six months of 2007 compared to $176 in the first six months 2006. The remaining SG&A increase was primarily due to increased investments in new product development, personnel and facilities to support the growth of the business. As a percent of net sales, SG&A expenses increased 4.0 percentage points to 32.3% in the first six months of 2007 compared to 28.3% in the first six months of 2006 as a result of the factors explained above.

Income from Operations

Income from operations decreased $589 or 5.3% to $10,530 in the first six months of 2007 compared to $11,119 in the first six months of 2006. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net decreased $706 to $403 in the first six months of 2007 from $(303) in the first six months of 2006. The decrease was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Other Expense (Income), net

Other expense (income), net decreased $98 to $18 in the first six months of 2007 from $(80) in the first six months of 2006. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $551 for the first six months of 2007 to $3,816 from $4,367 in the first six months of 2006 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first six months of 2007 was 37.75% compared to 38.00% in the first six months of 2006.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $9,992 and $7,166 for the first six months of 2007 and 2006, respectively. Net capital expenditures for property, plant and equipment were $5,045 and $2,105 for the first six months of 2007 and 2006, respectively. Significant capital expenditures included buildings, facility improvements, panoramic X-ray machines and new equipment purchases. Future capital expenditures are expected to include facility development and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

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

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2007 and December 31, 2006, the Company was in compliance with all of these covenants. At June 30, 2007, the Company had $18,000 in outstanding borrowings under this agreement and $57,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $90 and $13 of additional interest expense in the six month periods ended June 30, 2007 and 2006, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $90 and $13 in the six month periods ended June 30, 2007 and 2006, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the six months ended June 30, 2007, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 36% were denominated in Euros and 5% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2007 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
May 2007	19	$24.92	19	297
June 2007	22	$24.78	22	275
Total Second Quarter 2007	41	$24.85	41

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 9, 2007. The authorization will expire July 31, 2008 and replaces the previous share repurchase program which was scheduled to expire on July 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

A regular Annual Meeting of Shareholders was held on May 8, 2007. The following proposal was submitted to the shareholders for a vote at the annual meeting:

1. Proposal to elect five directors for a term of office expiring at the 2007 Annual Meeting of Shareholders. The following directors were elected at the Annual Meeting:

George E. Richmond, Alfred E. Brennan, Richard J. Bliss, Dr. Patrick J. Ferrillo, and Brian F. Bremer.

The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
George E. Richmond	8,100,131	876,357
Alfred E. Brennan	8,679,170	297,318
Brian F. Bremer	7,102,051	1,874,437
Richard J. Bliss	7,887,703	1,088,785
Dr. Patrick J. Ferrillo	7,102,401	1,874,087

Each nominee received a majority of the votes cast and therefore were duly elected as directors of Young Innovations, Inc.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to
Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

August 7, 2007	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer