Form 10-Q
period 2007-09-30
YOUNG INNOVATIONS INC
filed 2007-11-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares outstanding of the Registrant’s Common Stock at October 24, 2007:

8,108,271 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,292	$ 1,017
Trade accounts receivable, net of allowance for doubtful accounts of $423 and $478 in 2007 and 2006, respectively	13,532	13,057
Inventories	14,310	14,111
Other current assets	4,700	5,546

Total current assets	34,834	33,731
Property, plant and equipment, net	33,196	29,178
Goodwill, net	77,511	78,233
Other intangible assets, net	11,266	11,140
Other assets	4,544	4,306

Total assets	$ 161,351	$ 156,588

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 9,976	$ 7,749

Total current liabilities	9,976	7,749
Long-term debt	41,000	21,810
Deferred income taxes	10,541	9,531

Total liabilities	61,517	39,090
Stockholders’ equity:
Common stock, voting, $.01 par value per share, 25,000 shares authorized, 8,107 and 8,996 shares issued and outstanding in 2007 and 2006, respectively	81	90
Additional paid-in capital	27,422	29,214
Retained earnings	119,394	111,089
Common stock in treasury, at cost, 2,125 and 1,229 shares in 2007 and 2006, respectively	(47,217)	(22,939)
Accumulated other comprehensive income	154	44
Total stockholders' equity	99,834	117,498

Total liabilities and stockholders’ equity	$161,351	$ 156,588

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$ 24,652	$ 23,811	$ 72,361	$ 65,960
Cost of goods sold	11,900	11,045	33,675	30,130

Gross profit	12,752	12,766	38,686	35,830
Selling, general and administrative expenses	7,601	6,578	23,005	18,524

Income from operations	5,151	6,188	15,681	17,306
Interest expense (income), net	358	71	761	(232)
Other expense (income), net	33	--	51	(80)

Income before provision for income taxes	4,760	6,117	14,869	17,618
Provision for income taxes	1,685	2,169	5,501	6,536

Net income	$ 3,075	$ 3,948	$ 9,368	$ 11,082

Basic earnings per share	$0.36	$0.44	$1.05	$1.24
Diluted earnings per share	$0.35	$0.43	$1.03	$1.21
Basic weighted average shares outstanding	8,600	8,963	8,928	8,941
Diluted weighted average shares outstanding	8,773	9,183	9,082	9,178

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$9,368	$11,082

Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	3,093	2,370
Share based compensation expense	758	272
Deferred income taxes	1,010	--
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(396)	(2,399)
Inventories	(148)	(516)
Other current assets	999	(244)
Other assets	(183)	(658)
Accounts payable and accrued liabilities	2,168	993
Total adjustments	7,301	(182)
Net cash flows from operating activities	16,669	10,900

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	--	(35,622)
Purchases of property, plant and equipment	(6,579)	(5,138)
Purchases of private equity investments	(150)	(450)

Net cash flows from investing activities	(6,729)	(41,210)

Cash flows from financing activities:
Borrowings of long-term debt	42,580	22,060
Payments of long-term debt	(23,390)	--
Proceeds from stock options exercised	170	1,083
Payment of cash dividend	(1,063)	(1,093)
Purchase of treasury stock, net	(27,054)	(1,706)
Tax benefit from stock options exercised	47	768
Net cash flows from financing activities	(8,710)	21,112

Effect of exchange rate changes on cash	45	--

Net increase (decrease) in cash and cash equivalents	1,275	(9,198)
Cash and cash equivalents, beginning of period	1,017	10,227
Cash and cash equivalents, end of period	$2,292	$1,029

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and its subsidiaries (“the Company”) develop, manufacture, and market supplies and equipment used to facilitate the practice of dentistry and to promote oral health. The Company’s product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, prophy pastes, microapplicators, panoramic X-ray machines, dental handpieces (drills) and related components, home care kits, orthodontic and children’s toothbrushes, flavored examination gloves, infection control products, ultrasonic cleaning systems, ultrasonic scaling and endodontic systems, and obturation systems used in endodontic surgery (root canal procedures). The Company’s manufacturing and distribution facilities are located in Missouri, California, Indiana, Tennessee, Texas, Wisconsin and Ireland. Export sales were less than 20% of total net sales for 2007 and less than 10% for 2006.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped as the Company’s shipping terms are customarily FOB shipping point. The Company employs a variety of promotional activities, including, but not limited to, rebate programs, free goods offers, off-invoice pricing discounts, and free shipping promotions. The Company’s income statement classification and expense recognition and measurement for these promotional activities is in accordance with the provisions of Emerging Issues Task Force (EITF) 01-9: “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option with the exception of X-ray machines, which have a 90-day return policy. The Company owns X-ray equipment rented on a month-to-month basis to customers. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years.

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

Income Taxes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"), on January 1, 2007. The implementation of FIN 48 did not require the recognition of a material adjustment to the reserve for uncertain tax positions. As of the beginning of fiscal year 2007, the Company had approximately $179 of total gross unrecognized tax benefits, $146 of which would favorably affect the effective income tax rate if recognized in future periods.

The Company includes interest and/or penalties related to uncertain tax positions in income tax expense. The accrual for interest and/or penalties as of January 1, 2007 was approximately $32. No material changes since adoption have been noted within total gross unrecognized tax benefits or interest and/or penalties through September 30, 2007.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well foreign income taxes. Tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company reports.  The Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months.

Interest Expense (Income), net

Interest expense (income) includes interest paid related to borrowings on the Company’s credit facility, as well as offsetting interest income earned on various investments. Interest expense (income) net totaled $761 and $(232) for the nine months ended September 30, 2007 and 2006, respectively.

Other Income, net

Other income includes other miscellaneous income and expense, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $3,385 and $4,897 for the payment of federal and state income taxes and $1,064 and $57 for the payment of interest or loan charges for the nine months ended September 30, 2007 and 2006, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation”. The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense, net were $100 and $6 for the nine months ended September 30, 2007 and 2006, respectively.

3.	ACQUISITIONS

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”). Under the agreement, the Company acquired substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payments”) if certain performance targets are achieved over the next nine months. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims the Company may have pursuant to the transaction documents. Amounts paid or received by the Company in future periods, if any, in connection with escrow account settlements and Earnout Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. In September 2007, the Company completed its allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The finalization of the Microbrush purchase price allocation resulted in a $926 net decrease to goodwill from amounts recorded at June 30, 2007, of which $578 decrease related to revised estimates for intangible assets, $7 increase related to adjustments to the fair value estimates of assets and $355 decrease related to restructuring accruals.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Purchase Price	$32,777

Less:

Current assets	3,295
Property, plant and equipment	2,775
Identifiable intangible assets, net	4,903

Plus:

Current liabilities	(1,284)
Goodwill	$23,088

The allocation of the purchase price to identifiable intangible assets, along with their respective useful lives, is as follows:

Amortizable intangible assets:

Patents (10-12 years)	$913
Non-compete agreement (5 years)	121
Customer relationships (8 years)	563
1,597

Indefinite-lived intangible asset (not subject to amortization):

Trademark/Trade Name	3,306

$4,903

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

	Three months ended September 30, 2006 (unaudited)	Nine months ended September 30, 2006 (unaudited)

Net sales	$ 24,833	$ 73,341

Operating income	$ 6,306	$ 19,321

Net income	$ 3,980	$ 11,879

Basic earnings per share	$ 0.44	$ 1.33
Diluted earnings per share	$ 0.43	$ 1.29
Basic weighted average shares outstanding	8,963	8,941
Diluted weighted average shares outstanding	9,183	9,178

4.	SHARE-BASED COMPENSATION:

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

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares generally vest over two, three and five year periods. All outstanding options expire 10 years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

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

On February 16, 2007, the Company granted 93.3 stock options. All options vest 33% each year for three years starting in February 2008. The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2007 was $7.10. The options expire five years from the grant date. The total weighted average grant date fair value of stock options granted for the nine month period ended September 30, 2007 was $662.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2007
Dividend yield (1)	0.55%
Expected volatility (2)	25%
Risk-free interest rate (3)	4.72%
Expected life (4)	3.5

(1)	Represents cash dividends paid as a percentage of the share price on the date of grant.
(2)	Based on historical volatility of the Company’s common stock over the expected life of the options.
(3)	Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.
(4)	The period of time that options granted are expected to be outstanding based upon historical evidence.

Stock Option Activity

The following table summarizes stock option activity for the nine months ended September 30, 2007:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2006	815	$23.89	6.06 yrs	8,330
Granted	93	$29.15
Exercised	(16)	$10.54
Forfeited or expired	(15)	$32.74

Outstanding at September 30, 2007	877	$24.55	5.26 yrs	$6,077

Exercisable at September 30, 2007	784	$24.00	5.37 yrs	$6,077

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The total aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $129 and $396, respectively, and $263 and $2,463 for the nine months ended September 30, 2007 and 2006, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2007 and 2006 totaled $109 and $237, respectively, and $170 and $1,083 for the nine months ended September 30, 2007 and 2006, respectively. The related tax benefit realized related to these exercises was $47 and $52 for the three months ended September 30, 2007 and 2006, respectively, and $47 and $768 for the nine months ended September 30, 2007 and 2006, respectively. The Company issues shares from treasury upon share option exercises.

During the nine months ended September 30, 2007, the Company recorded pre-tax compensation expense of $120 related to the Company’s stock option shares. As of September 30, 2007, there was approximately $390 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.4 years.

Non-Vested Equity Shares Activity

Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants by using the fair market value of its common stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2007:

	Shares (000)	Weighted-Average Grant Date Fair Value

Non-vested equity shares, December 31, 2006	8	$33.77
Granted	128	$29.11
Vested	(2)	$33.77
Forfeited	--	--

Non-vested equity shares, September 30, 2007	134	$29.32

During the nine months ended Sept 30, 2007, the Company recorded pretax compensation expense of $638 related to the Company’s restricted stock. As of September 30, 2007, there was approximately $3,309 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 3.6 years. The Company issues share grants from treasury.

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At September 30, 2007, the Company had an unfunded capital commitment of up to $2,100. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other income, net and totaled $12 and $22 for the three months ended September 30, 2007 and 2006, respectively.

6.	NOTES RECEIVABLE:

The Company offers a financing option to its customers purchasing X-ray machines through notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $754 and $1,162 during the three months ended September 30, 2007 and 2006, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	September 30,	December 31,
	2007	2006

Notes receivable, short-term	$ 1,631	$ 2,276
Notes receivable, long-term	3,663	3,443

Total notes receivable	$ 5,294	$ 5,719

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Finished products.	$ 6,808	$ 6,654
Work in process, long-term	3,218	2,732
Raw materials and supplies	4,284	4,725
Total inventories	$ 14,310	$ 14,111

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2007	2006

Land	$ 3,487	$ 3,147
Buildings and improvements	17,889	13,210
Machinery and equipment	25,150	22,266
Equipment rented to others	7,749	7,621
Construction in progress	1,150	3,262
	$55,425	$49,506

Less: Accumulated depreciation	(22,229)	(20,328)
Total property, plant and equipment, net	$ 33,196	$29,178

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2006	$ 78,233
Changes to purchase price allocation	(722)
Goodwill, net	$ 77,511

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets. The final Microbrush allocation of the purchase price resulted in a reduction to the goodwill balance by $739 in 2007 due to an increase in the value of intangible assets and adjustments to restructuring accruals.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. The final D&N allocation of the purchase price resulted in an increase to the goodwill balance by $17 in the first quarter of 2007 which was primarily related to adjustments to the fair value estimates of the assets and liabilities.

Other intangible assets consist of the following:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 230	$ 970
Core technology	591	115	476
Patents	2,256	626	1,630
Product formulas	430	68	362
Customer & supplier relationships	1,212	419	793
Non-compete agreements	508	330	178
Total	$ 6,197	$ 1,788	$ 4,409

Unamortized intangible assets
Trademarks	$ 6,857		$ 6,857
Total intangible assets	$ 13,054	$ 1,788	$ 11,266

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 185	$ 1,015
Core technology	591	92	499
Patents	2,197	476	1,721
Product formulas	430	60	370
Customer & supplier relationships	1,233	317	916
Non-compete agreements	498	296	202
Total	$ 6,149	$ 1,426	$ 4,723

Intangible assets not subject to amortization
Trademarks	$ 6,417		$ 6,417
Total intangible assets	$ 12,566	$ 1,426	$ 11,140

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the nine months ended September 30, 2007 and 2006 was $398 and $104, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/07	$ 532
For the year ending 12/31/08	532
For the year ending 12/31/09	532
For the year ending 12/31/10	491
For the year ending 12/31/11	410

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has $34,000 unused and available under the line of credit at September 30, 2007. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2007 and December 31, 2006, the Company was in compliance with these covenants.

Long-term debt was as follows:	September 30,	December 31,
	2007	2006
Revolving credit facility due 2010 with a weighted-average interest of rate of 6.47%	$ 41,000	$ 21,810
Less - current portion	--	--
	$ 41,000	$ 21,810

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$3,075	$3,948	$9,368	$11,082
Weighted average shares outstanding for basic earnings per share
	8,600	8,963	8,928	8,941
Dilutive effect of stock options and restricted stock	173	220	154	237
Weighted average shares outstanding for diluted earnings per share	8,773	9,183	9,082	9,178
Basic earnings per share	$0.36	$0.44	$1.05	$1.24
Diluted earnings per share	$0.35	$0.43	$1.03	$1.21

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $288 and $293 at September

30, 2007 and December 31, 2006, respectively.

13.	RELATED-PARTY TRANSACTIONS:

In August 2007, the Company purchased 1,000 shares of its common stock from trusts controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $26,000.

During the three month period ended September 30, 2007, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman. The Company also paid fees of $15 to a corporation which is wholly owned by George E. Richmond, for corporate use of an aircraft owned by that corporation.

14.	SUBSEQUENT EVENTS:

On October 22, 2007, the Board of Directors declared a quarterly dividend of $0.04 per share, payable on December 14, 2007 to shareholders of record on November 15, 2007.

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

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions are accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company’s measurement of fair values and certain pre-acquisition contingencies may impact the Company’s cost allocation to assets acquired and liabilities assumed for a period of up to one year following the date of an acquisition. The Company utilizes a variety of information sources to determine the value of acquired assets and liabilities. For larger acquisitions, third-party appraisers are utilized to assist the Company in determining the fair value and useful lives of identifiable intangibles, including the determination of intangible assets that have an indefinite life. The valuation of the acquired assets and liabilities and the useful lives assigned by the Company will impact the determination of future operating performance of the Company.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales

Net sales increased $841 to $24,652 in the third quarter of 2007 from $23,811 in the third quarter of 2006. Microbrush contributed $3,581 in net sales in the third quarter of 2007, an increase of $1,585 over $1,996 in the prior year period due to the third quarter 2006 acquisition date. The incremental sales from Microbrush and our diagnostic product lines were offset by lower sales of certain products to distributors. While end-user demand for these products appears stable, volatile distributor purchase patterns continue to impact quarterly sales.

Gross Profit

Gross profit was relatively flat at $12,752 in the third quarter of 2007 compared to $12,766 in the third quarter of 2006. The incremental gross profit attributable to the Microbrush acquisition was offset by the impact of reduced sales and production levels during the quarter at our Earth City facility. As productivity in our Earth City facility has increased faster than market demand, we reduced production to bring inventory levels more in line with demand. Gross margin decreased to 51.7% of net sales in the third quarter of 2007 from 53.6% in the third quarter of 2006 as a result of lower sales of certain products to distributors and reduced production levels. Gross margin continues to have volatility related to distributor purchase patterns, product mix and consolidation activity.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,023 or 15.6% to $7,601 in the third quarter of 2007 from $6,578 in the third quarter of 2006. SG&A costs increased approximately $244 as a result of the acquisition of Microbrush and $228 due to increased share-based compensation. Share-based compensation cost totaled $325 in the third quarter of 2007 compared to $97 in the third quarter of 2006. The remaining SG&A increase was primarily due to increased investments in sales and marketing personnel and advertising to support the growth of the business. As a percent of net sales, SG&A expenses increased 3.2 percentage points to 30.8% in the third quarter of 2007 compared to 27.6% in the third quarter of 2006 as a result of the factors explained above.

Income from Operations

Income from operations decreased $1,037 or 16.8% to $5,151 in the third quarter of 2007 compared to $6,188 in the third quarter of 2006. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net increased $287 to $358 in the third quarter of 2007 from $71 in the third quarter of 2006. The increase was primarily attributable to additional interest expense resulting from higher borrowings under the Company's credit facility.

Other Expense (Income), net

Other expense (income), net increased $33 to $33 in the third quarter of 2007 from $0 in the third quarter of 2006. This increase was due to increased foreign exchange rate losses offset by lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $484 for the third quarter of 2007 to $1,685 from $2,169 in the third quarter of 2006 as a result of lower pre-tax income. The effective tax rate in the third quarter of 2007 was 35.4% compared to 35.5% in the third quarter of 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net Sales

Net sales increased $6,401 to $72,361 in the first nine months of 2007 from $65,960 in the first nine months of 2006. The acquisition of Microbrush contributed $11,025 in net sales in the first nine months of 2007 as compared to $1,996 in the same period of 2006. The incremental sales from Microbrush were offset by lower sales of certain products to distributors. While end-user demand for these products appears stable, volatile distributor purchase patterns continue to impact quarterly sales.

Gross Profit

Gross profit increased $2,856 or 8.0% to $38,686 in the first nine months of 2007 compared to $35,830 in the first nine months of 2006. The incremental gross profit attributable to the Microbrush acquisition was offset by the impact of reduced production levels during the third quarter of 2007 at our Earth City facility. Gross margin decreased to 53.5% of net sales in the first nine months of 2007 compared to 54.3% in the first nine months of 2006 due to unfavorable changes in product mix offset by headcount reductions.

Selling, General, and Administrative Expenses

SG&A expenses increased $4,481 or 24.2% to $23,005 in the first nine months of 2007 from $18,524 in the first nine months of 2006. SG&A costs increased approximately $1,747 as a result of the acquisition of Microbrush and $485 due to increased share-based compensation. Share-based compensation cost totaled $758 in the first nine months of 2007 compared to $272 in the first nine months 2006. The remaining SG&A increase was primarily due to increased investments in new product development, personnel and facilities to support the growth of the business. As a percent of net sales, SG&A expenses increased 3.7 percentage points to 31.8% in the first nine months of 2007 compared to 28.1% in the first nine months of 2006 as a result of the factors explained above.

Income from Operations

Income from operations decreased $1,625 or 9.4% to $15,681 in the first nine months of 2007 compared to $17,306 in the first nine months of 2006. The change was a result of the items explained above.

Interest Expense (Income), net

Interest expense (income), net decreased $993 to $761 in the first nine months of 2007 from $(232) in the first nine months of 2006. The decrease was primarily attributable to additional interest expense resulting from borrowings under the Company's credit facility.

Other Expense (Income), net

Other expense (income), net decreased $131 to $51 in the first nine months of 2007 from $(80) in the first nine months of 2006. This decrease was due to increased foreign exchange rate losses offset by lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $1,035 for the first nine months of 2007 to $5,501 from $6,536 in the first nine months of 2006 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first nine months of 2007 was 37.0% compared to 37.1% in the first nine months of 2006.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $16,669 and $10,900 for the first nine months of 2007 and 2006, respectively. Net capital expenditures for property, plant and equipment were $6,579 and $5,138 for the first nine months of 2007 and 2006, respectively. Significant capital expenditures included buildings, facility improvements, panoramic X-ray machines and new equipment purchases. Future capital expenditures are expected to include facility development and improvements, production machinery and information systems. During the third quarter of 2007, the Company purchased 1,000 shares of its common stock from trusts controlled by George E. Richmond, its Chairman and principal stockholder, for an aggregate purchase price of $26,000.

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

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2007 and December 31, 2006, the Company was in compliance with all of these covenants. At September 30, 2007, the Company had $41,000 in outstanding borrowings under this agreement and $34,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $164 and $39 of additional interest expense in the nine month periods ended September 30, 2007 and 2006, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $164 and $39 in the nine month periods ended September 30, 2007 and 2006, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2007, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 37% were denominated in Euros and 5% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Our Chief Executive Officer, President, and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer, President and Chief

Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2007 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2007	0	$ -	0	275
August 2007	1,000	$26.00	0	275
September 2007	0	$ -	0	275
Total Third Quarter 2007	0	$ -	0

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 9, 2007. The authorization will expire July 31, 2008 and replaces the previous share repurchase program which was scheduled to expire on July 31, 2007.

(2)

On August 15, 2007, the Company repurchased 1,000 shares of its common stock for $26.00 per share, or an aggregate purchase price of $26,000 from trusts controlled by George E. Richmond, the Company’s Chairman and principal stockholder.

Item 6.	Exhibits.

Exhibits.

4.1	Amendment No. 1, dated October 1, 2007, to the Amended and Restated Credit Facilities Agreement among Bank of America, N.A., the other lenders listed therein and the Company.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

November 8, 2007	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President

/s/	Christine R. Boehning
------------------------------------------------------------
Christine R. Boehning
Vice President and Chief Financial Officer