Form 10-K
period 2007-12-31
YOUNG INNOVATIONS INC
filed 2008-03-14
CIK 949874

=================================================================================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Registrant’s telephone number, including area code: 314-344-0010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on The Nasdaq Global Select Market closing price as of June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $147 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the registrant’s Common Stock at February 15, 2008:

8,214,161 shares of Common Stock, $0.01 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2008 Annual Meeting of Stockholders (the “2008” Proxy Statement”) are incorporated by reference into Part III of this Report.

==================================================================================================================================================

PART I

Item 1. Business (All $ amounts are noted in thousands).

General Overview

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company’s product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children’s toothbrushes, and children’s toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Tennessee, Texas, Wisconsin and Ireland.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented less than 20% of the Company’s total net sales in 2007.

The Company is a Missouri corporation with its corporate headquarters located at 13705 Shoreline Court East, Earth City, Missouri 63045, in the St. Louis, Missouri metropolitan area; its telephone number is (314) 344-0010. The telephone number for investor relations is (312) 644-4174.

Background

The Company was founded as Young Dental in the early 1900s. As one of many small suppliers to the dental profession, Young Dental’s strength was manufacturing consistently reliable dental products. As dentistry evolved, Young Dental employees worked with practicing dentists and academics to identify clinical problems. Young Dental staff used their engineering and manufacturing expertise to create solutions to those problems. Young Dental established a strong reputation and leading market position in disposable and metal prophy angles, the core products utilized by the dentist in the typical biannual teeth cleaning treatment.

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

Business Strategy

The key elements of the Company’s strategy are:

•

Enhance and Expand Customer Relationships. Enhancing and expanding customer relationships are fundamental components of the Company’s strategy. By understanding and responding to the needs of distributors, clinicians and patients, the Company seeks to serve a broader customer base by extending the reach of its existing products to new customers and new markets.

•

Improve Operating Efficiency. The Company strives to reduce costs and rationalize expenses across its operations in an effort to maximize profitability and better serve our customers. In order to realize operating efficiencies, the Company seeks cost savings through manufacturing and process improvements, administrative and marketing synergies, and strategic facility consolidations.

•

New Product Development and Acquisitions. The Company brings products to market through two methods: internal product development and acquisitions. Internal product development focuses on evolutionary changes to its existing product lines to enhance patient care, increase patient comfort and improve practice productivity. The Company has typically entered new product categories through acquisitions. The Company intends to pursue acquisition opportunities that increase the breadth of its product and service offerings, enable entrance into attractive new markets, and enhance the growth and profitability of the business. The Company continually evaluates acquisition opportunities and has a proven track record of successfully acquiring and integrating acquired businesses. The following table provides a summary of the Company’s acquisition history:

Select Acquisitions

Company Name	Acquisition Year	Key Product Additions
The Lorvic Corporation	1995	Infection control products.
Denticator International, Inc.	1996	Popular-priced disposable prophy angles.
Panoramic Corporation	1998	Panoramic X-ray equipment and supplies.
Athena Technology, Inc.	1999	Dental handpieces and related components.
Plak Smacker, Inc.	2000	Home care products and flavored gloves.
Biotrol and Challenge (subsidiaries of Pro-Dex, Inc.)	2001	Infection control products, prophy pastes and other preventive products.
Obtura Corporation & Earth City Technologies, Inc.	2003	Endodontic products.
D&N Microproducts, Inc.	2006	Panoramic X-ray equipment.
Microbrush, Inc. and Microbrush International Ltd.	2006	Dental microapplicators.

Products

The Company’s $97,402 in sales for 2007 were derived from the manufacture and sale of the products described below. The Company has grouped these products by core function within the dental office.

Preventive. The Company believes it is a leading supplier of preventive products to the U.S. professional dental market. Preventive products include:

•

Prophy Angles. The Company offers a broad line of prophy products. The prophy angle, in combination with prophy paste, is used in the typically biannual teeth cleaning treatment that helps remove plaque and polishes teeth. The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental (premium-priced) and Denticator (popular-priced) brand names, as well as through private-label relationships. The Company believes it is a leading U.S. manufacturer and distributor of disposable prophy angles, with its extensive line of prophy products that suit the wide variety of customer needs and desires.

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

•

Micro-applicators. The Company manufactures a variety of disposable micro-applicators and bristle brush applicators designed specifically for fast application of minute amounts of material in areas of limited access. The products are used in dental procedures such as the application of tooth whitening products, sealants, disclosing products, orthodontic brackets, topical analgesics, bonding agents and other restorative materials.

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

Diagnostic. The Company believes it is a leading provider of panoramic dental X-ray systems and supplies in the U.S., marketed under the Panoramic brand name. The Company’s diagnostic products include:

•

Panoramic PC-1000 System. The PC-1000 is a fully-equipped panoramic X-ray machine which produces a high-quality image of the entire dental arch. All teeth, the entire lower jaw, joints and a portion of the sinuses are seen on a single X-ray image. A single exposure from the PC-1000 lasts only 12 seconds, resulting in far less radiation exposure when compared to a set of bite-wings or a full mouth series taken with traditional intraoral X-ray machines. The PC-1000 is shipped essentially fully assembled and is freestanding. As a result, this machine requires only a few hours to install, which is much less than most competitive products.

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

•

Digital. The Company’s PC-1000 and PC-1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers a direct digital solution, the DR-1000, for its X-ray machines which can be purchased with a new panoramic X-ray machine or added to a dentist’s current panoramic machine.

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

•

Ultrasonic systems. Under the Spartan brand name, ultrasonic scaling units and handpieces are marketed together with a variety of tips for different clinical applications. BUCtm tips are used for, among other things, gaining and refining access to the tooth root, while CPRtm tips are more often used in retreatment cases. KiStm tips, used for microsurgery, offer a rough diamond coating for improved cutting. The Company also offers additional ultrasonic tips for use in periodontal applications.

Sales and Marketing of Professional Products

The Company markets its preventive, micro-applicator and infection control products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company’s products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 14.7% and 12.2%, respectively, of the Company’s sales in 2007. In addition to marketing through distributors in the U.S., the Company sells products directly to dental providers and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the U.S. and Canada as well as in countries outside of North America. These sales representatives teach the Company’s distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to generate interest in its products by providing information and marketing materials to influential lecturers and consultants in the dental industry.

The Company’s diagnostic, home care, endodontic and certain infection control products are marketed in the U.S. and Canada directly to the end user, primarily by direct mail, telemarketing, trade shows, and a limited amount of advertising in trade and professional journals. The Company also sponsors seminars hosted by industry thought leaders.

Product Development

The Company’s engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company’s manufacturing processes. Frequently, these products are designed and developed in response to needs articulated to the Company by dental professionals. For example, the Company designed a short prophy cup for its line of prophy angles to allow for easier access to the back of the patient’s mouth. The Company holds various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

Research and development costs are expensed when incurred and totaled $738, $915, and $752, for 2007, 2006 and 2005, respectively.

Manufacturing and Supply

The Company manufactures most of its products and product components other than certain infection control products, fluorides, children’s home care products, orthodontic kits and related supplies, and examination gloves.

Prophy and Related Products. The Company manufactures prophy and related products in its Earth City, Missouri, and Brownsville, Texas facilities. The primary processes involved in manufacturing the Company’s prophy and related products include precision metal turning and milling, rubber molding, plastic injection molding, component parts assembly and finished goods packaging. In these processes, the Company uses a variety of computer numerically controlled (CNC) machining centers, injection molding machines and robotic assembly machines, and continues to invest in new and more efficient equipment and production lines.

Pastes. The Company blends and mixes all of its pastes at the Earth City, Missouri facility. The Company also owns equipment used to form and die-cut expanded polyethylene foam and extruded plastic into packaging materials, and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

Micro-applicators. The Company manufactures micro-applicators and related products in its Grafton, Wisconsin and Dungarvan, Ireland facilities. The primary processes involved in the manufacture of these products include plastic injection molding, application of adhesive and flocking, and packaging of finished goods. The Company uses injection molding machines and robotic assembly machines in these manufacturing processes.

Handpieces and Components. The Company uses a variety of CNC machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces in its Earth City, Missouri facility. Certain other handpiece component parts are sourced from a variety of Original Equipment Manufacturers (OEMs). The Company assembles and provides repair services for its handpieces, and offers repair services for a number of other handpiece brands in its Fort Wayne, Indiana facility.

Infection Control Products. The Company manufactures and packages a variety of infection control products, sterilants and cleaners, at the Earth City, Missouri facility. Additionally, certain of the Company’s infection control products are sourced from domestic manufacturers.

Diagnostic Equipment. Diagnostic equipment is manufactured and assembled at the Company’s premises in Fort Wayne, Indiana. The Company also manufactures its own diagnostic generators, a critical system component.

Home Care Products. The Company sources most of its home care kit components, toothbrushes, and examination gloves from manufacturers in Asia, principally China, Malaysia and India. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

Endodontic Products. Obturation and ultrasonic systems are manufactured at the Company’s facility in Fenton, Missouri. A variety of components and subassemblies are sourced domestically.

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company’s purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

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

The Company competes with manufacturers of both branded and private-label dental products. The Company believes it is a leading U.S. manufacturer or distributor of prophy angles and cups, liquid surface disinfectants, dental micro-applicators and obturation units designed for warm, vertical condensation.

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

Medical Device Regulation. Pursuant to the Federal Food, Drug, and Cosmetic Act (“Act”), and the FDA’s implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations. Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness for the labeled use. Currently, the Company’s dental device products are classified as either Class I or Class II devices. Class I devices are subject to “general controls,” such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding. Class II devices are subject to general and “special controls,” including premarket notification (510(k)), and other general and device-specific requirements. All of the Company’s dental device products are subject to ongoing regulatory oversight by the FDA to ensure compliance with, among other things, product labeling, GMP/quality system regulation (QSR), recordkeeping, and medical device (adverse reaction) reporting requirements. The Company’s facilities are further subject to periodic inspection by the FDA, as well as state and local agencies. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction and/or criminal or civil proceedings. In the medical device arena, the FDA may also request repair, replacement, or refund of the cost of any medical device manufactured or distributed by the Company.

Drug Regulation. The Company also markets drug products, such as fluorides, which are subject to regulation by the FDA and the counterpart agencies of the foreign countries where the products are sold. The FDA regulates the development, manufacture, sale, and distribution of drugs, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, unless a drug product falls within an over-the-counter (OTC) monograph, is generally recognized as safe and effective for the labeled use, or is entitled to grandfather status, the drug must be approved by FDA pursuant to an approved new drug application before it may be legally marketed. Failure to comply with the FDA’s drug regulatory requirements can result in issuance of an FDA Form 483 Inspectional Observations, Warning Letter, or another civil or criminal enforcement action or penalty.

Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (EPA) under FIFRA, and by various state agencies under the laws of those states. Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold. Registrations must be renewed annually. Registration includes approval by the EPA of the product’s label, including its claims and directions for use, which must be supported by data. EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious. The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency. Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the suspension or cancellation of a pesticide registration.

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

Other

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. As of December 31, 2007, the Company had $36,646 in outstanding borrowings under this agreement and $38,354 available for borrowing. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2007, the Company employed approximately 400 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
George E. Richmond	74	Chairman of the Board and Director

Chairman of the Board since 1997, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company (“Young Dental”) (predecessor to the Company) from 1961 until 1997.

Alfred E. Brennan	55	Vice Chairman of the Board, Chief Executive Officer and Director

Chief Executive Officer since January 2002, and Vice Chairman since July 2004, President from July 1998 to July 2004, and Director of the Company since August 1997, Chief Operating Officer of the Company from October 1997 until May 2002.

Arthur L. Herbst, Jr.	44	President and Chief Financial Officer

President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004 and since February 2008, and Director from November 1997 to July 2004.

Daniel J. Tarullo	48	Vice President

Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004. Over the previous 20 years, experience in marketing, product management, sales, clinical affairs and operations within or connected to the oral healthcare industry.

Christine R. Boehning	37	Vice President and Secretary (1)

Secretary of the Company since May 2005, Chief Financial Officer from July 2004 until February 2008, Vice President of Finance since May 2004, Vice President of Investment Banking at Robert W. Baird from August 1998 to January 2004.

(1) On February 5, 2008, the Company announced that Ms. Boehning resigned as the Company’s Chief Financial Officer however she will still remain a Vice President and Secretary. Arthur L. Herbst, Jr., President and former Chief Financial Officer, will serve as acting Chief Financial Officer until a replacement is named.

Item 1A. Risk Factors

Forward Looking Statements

This Annual Report (including, without limitation, Item 1 — “Business” and Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included herein are “forward-looking statements.” Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or similar expressions. These statements are not guaranties of future performance, and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

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

Our business strategy includes continued growth through strategic acquisitions, which depends upon our ability to identify potential acquisitions, the availability of suitable acquisition candidates at reasonable prices and the availability of financing on acceptable terms. In addition, our growth strategy is dependent upon our ability to negotiate and consummate acquisitions and effectively integrate the acquisitions into our business. Acquisitions involve integrating product lines, employees and manufacturing facilities and include risks relating to employee turnover and sales channel tension. We cannot be certain that we will successfully manage all of these challenges and risks in the future and there can be no assurance that our future acquisitions will be successful. Failure to consummate appropriate acquisitions would adversely impact our growth and failure to successfully integrate them would adversely affect our results.

We operate in a highly competitive industry and cannot be certain that we will be able to compete effectively.

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

In fiscal 2007, approximately 27% of our sales were made through two distributors. If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected. Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations or financial condition until we find an alternative means to distribute our products.

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

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Alfred E. Brennan, Chief Executive Officer, and Arthur L. Herbst, Jr., President and Chief Financial Officer, among others. The loss of the services of either Mr. Brennan or Mr. Herbst could have a material adverse effect on our business. We have employment agreements with each of Messrs. Brennan and Herbst. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

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

Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, the buying patterns of our largest customers, technology changes, timing of sales promotions, currency exchange rate fluctuations, and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Certain of our products and manufacturing facilities are subject to regulation, and our failure or the failure of our suppliers to comply with applicable laws and regulations and obtain or maintain the required regulatory approvals for these products could hinder or prevent their sale and increase our costs of regulatory compliance. In addition, there can be no assurance we will be able to successfully reintroduce any products that may have been recalled.

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration, the Environmental Protection Agency, state, local or foreign laws or other federal, state or foreign governmental bodies or agencies is subject to a number of risks, including the promulgation of stricter laws or regulations, or the withdrawal of the approval needed to sell one or more of our products. We are also subject to regulation by the Occupational Safety and Health Administration and the Securities and Exchange Commission, among others. With respect to certain products we purchase, our ability to sell such products to our customers is dependent upon the supplier complying with all applicable laws and regulations. The failure to comply with existing or future laws and regulations could have a material adverse affect on our operations. The costs of complying with these regulations and the delays in receiving required regulatory approvals or new laws, regulations, or regulatory requirements adverse to our business may force us to recall products, increase our costs of regulatory compliance, prevent us from selling a product or hinder our growth. To the extent that we recall products, there can be no assurance that we will be able to timely and successfully reintroduce any products that may have been recalled into the market.

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

Our company utilizes copyright, trademark and trade secret laws, licenses and confidentiality and non-disclosure agreements to protect our intellectual property and proprietary technology. There can be no assurance that the steps taken to protect our intellectual property or proprietary technology will be adequate or enforceable to prevent misappropriation. In addition, the cost of prosecuting and defending such actions can be significant and have a material adverse effect on our results.

We rely upon others to assist in the education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales. Changes in the rules governing promotion of our products might likewise adversely affect our net sales.

We work with various dental clinicians to educate the dental community on the features and benefits of our products. Some clinicians are a key component to our strategy for growing our sales. The inability or unwillingness of one or more of these clinicians to continue to assist us could negatively impact the sales of certain significant products. If new laws are enacted or new regulations promulgated that restrict promotional communications about medical products, this may likewise adversely affect our net sales.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	113,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	39,000	Fort Wayne, Indiana	Owned
Office and Manufacturing	8,000	Fort Wayne, Indiana	Leased, on month to month terms
Office and Manufacturing	16,000	Fenton, Missouri	Leased, expires November 2008
Office, Distribution and Manufacturing	95,000	Algonquin, Illinois	Owned
Manufacturing	32,900	Fort Wayne, Indiana	Leased, expires July 2008
Office and Distribution	33,000	Corona, California	Owned
Distribution	23,000	Morristown, Tennessee	Leased on month-to-month terms
Office	6,500	Chicago, Illinois	Leased, expires August 2011
Office and Manufacturing	25,400	Grafton, Wisconsin	Leased, expires July 2009
Office and Manufacturing	29,700	Dungarven, Ireland	Owned

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

The Company’s Common Stock is listed on The Nasdaq Global Select Market under the symbol “YDNT.”

The following table sets forth the high and low closing prices of the Company’s Common Stock as reported by The Nasdaq Global Select Market and cash dividends declared during the last eight quarters.

	Market Price		Cash Dividends Declared
Quarter	High	Low
2006
First	$37.50	$31.80	$0.04
Second	$37.00	$30.62	$0.04
Third	$36.97	$31.73	$0.04
Fourth	$36.85	$32.72	$0.04

2007
First	$33.32	$24.37	$0.04
Second	$29.05	$24.44	$0.04
Third	$30.00	$26.66	$0.04
Fourth	$28.81	$21.01	$0.04

On January 31, 2008, there were approximately 131 holders of record of the Company’s Common Stock.

The Company has paid quarterly dividends on its Common Stock since the third quarter of 2003.

Payment of future cash dividends will be at the discretion of the Company’s Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors, and will also be subject to any applicable restrictions contained in the Company’s then existing credit arrangements.

Issuer Purchases of Equity Securities

(in thousands except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
December 2007	13	$22.53	13	262
Total Fourth Quarter 2007	13	$22.53	13	262

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 9, 2007. The authorization will expire July 31, 2008 and replaces the previous share repurchase program which was scheduled to expire on July 31, 2007.

Item 6. Selected Financial Data.

The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. All amounts except per share data are expressed in thousands.

	Year Ended December 31
	2007	2006 (1)	2005	2004	2003(2)
Income Statement Data:
Net sales	$ 97,402	$ 90,805	$ 84,766	$ 79,201	$ 72,562
Cost of goods sold	45,623	41,694	38,851	35,851	32,129
Gross profit	51,779	49,111	45,915	43,350	40,433
Selling, general and administrative expenses	31,019	25,628	22,090	22,219	19,025
Income from operations	20,760	23,483	23,825	21,131	21,408
Interest expense (income) and other, net	1,150	(28)	(485)	(144)	(109)
Income from operations before provision for income taxes	19,610	23,511	24,310	21,275	21,517
Provision for income taxes	6,677	8,732	8,972	8,138	8,231
Income from continuing operations	12,933	14,779	15,338	13,137	13,286
Income (loss) from discontinued operations	0	0	0	797	(85)
Net income	$12,933	$14,779	$ 15,338	$ 13,934	$ 13,201
Basic earnings per share	$ 1.46	$ 1.65	$ 1.71	$ 1.54	$ 1.46
Basic earnings per share from continuing operations	$ 1.46	$ 1.65	$ 1.71	$ 1.45	$ 1.47
Basic earnings (loss) per share from discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.09	$ (0.01)
Basic weighted average common shares outstanding	8,828	8,954	8,957	9,040	9,017
Diluted earnings per share	$ 1.44	$ 1.61	$ 1.65	$ 1.48	$ 1.40
Diluted earnings per share from continuing operations	$ 1.44	$ 1.61	$ 1.65	$ 1.40	$ 1.41
Diluted earnings (loss) per share from discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.08	$ (0.01)
Diluted weighted average common shares outstanding	8,982	9,182	9,312	9,409	9,431
Cash dividends declared per common share	$ 0.16	$ 0.16	$ 0.16	$ 0.16	$ 0.06

	As of December 31
	2007	2006	2005	2004	2003(2)
Balance Sheet Data:
Working capital	$ 25,491	$ 25,982	$ 28,186	$ 19,428	$ 12,676
Total assets	158,768	156,588	118,089	109,829	101,484
Total debt (including current maturities)	36,646	21,810	-	-	2,852
Stockholders’ equity	103,338	117,498	103,564	95,137	82,963

__________

(1)

On July 31, 2006 and August 18, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International Ltd., respectively (collectively “Microbrush”). The income statement data for the year ended December 31, 2006 includes results of operations for Microbrush, Inc. from July 31, 2006 through December 31, 2006 and Microbrush International Ltd. from August 18, 2006 through December 31, 2006. The balance sheet data as of December 31, 2006 includes the Microbrush acquisition.

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

Item 7. Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operation (in thousands).

General

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company’s product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children’s toothbrushes, and children’s toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Tennessee, Texas, Wisconsin and Ireland.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented less than 20% of the Company’s total net sales in 2007 and less than 10% of the Company’s total net sales in 2006 and 2005.

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

Allowance for doubtful accounts – The Company has 37% of its December 31, 2007 accounts receivable balance with two large customers (see footnote 5 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. We believe that our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. We continuously review our reserve balance and refine the estimates to reflect any changes in circumstances.

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory values are based upon standard costs, which approximate historical costs. Management regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on estimated product demand and other information related to the inventory including planned introduction of new products and changes in technology. If demand for the Company’s products is significantly different than management’s expectations, the value of inventory could be materially impacted. Inventory write-downs are included in cost of goods sold.

Goodwill and other intangible assets – In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” effective January 1, 2002, goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company’s statements of income expressed as a percentage of net sales.

	Years Ended December 31
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	46.8	45.9	45.8
Gross profit	53.2	54.1	54.2
Selling, general and administrative expenses	31.8	28.2	26.1
Income from operations	21.4	25.9	28.1
Interest expense (income) and other, net	1.2	(.0)	(.6)
Income from operations before provision for income taxes	20.2	25.9	28.7
Provision for income taxes	6.9	9.6	10.6
Net income	13.3%	16.3%	18.1%

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Net Sales - Net sales for the year ended December 31, 2007 were $97,402, up 7.3% or $6,597 from $90,805 in the prior year. Sales for the year were positively impacted by the acquisition of Microbrush, which contributed approximately $14,500 in net sales in 2007, an increase of $9,500 over $5,000 in 2006. Microbrush was acquired in the third quarter of 2006. In addition, while the Company believes end-user demand for preventive and infection control products sold through distributors increased in total, our sales of these products to distributors decreased in 2007. Distributor purchases continued to be impacted by further distributor consolidation activity and improved inventory management systems, which reduced inventory holding levels at certain distributors.

Gross Profit - Gross profit increased $2,668, or 5.4%, from $49,111 in 2006 to $51,779 in 2007. The additional gross profit was primarily a result of the increased net sales resulting from the Microbrush acquisition. Gross margin decreased to 53.2% in 2007 from 54.1% in 2006 as a result of lower sales of certain products to distributors and reduced production levels. In preparation for future consolidations, the Company maintained staffing levels in manufacturing, which negatively impacted profitability. Gross margin continues to have volatility related to distributor purchase patterns, product mix and consolidation activity.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by $5,391, or 21.0%, to $31,019 in 2007 from $25,628 in 2006. SG&A costs increased approximately $1,500 as a result of the acquisition of Microbrush. Share-based compensation cost totaled $1,071 in 2007 compared to $294 in 2006. The remaining SG&A increase was primarily due to increased investments in infrastructure to support our long-term growth objectives. As a percentage of net sales, SG&A expenses increased to 31.8% in 2007 from 28.2% in 2006 as a result of the factors explained above.

Income from Operations - Income from operations in 2007 was $20,760 compared to $23,483 in 2006, a decrease of 11.6%. The change was a result of the factors described above.

Interest Expense (Income), net – Interest expense (income), net increased to $1,109 versus $28 in 2006. This increase was primarily attributable to additional interest expense resulting from borrowings on the Company’s credit facility to finance the Microbrush acquisition and the buyback of 1,000 shares of the Company’s Common Stock from trusts controlled by George E. Richmond, its Chairman and principal stockholder.

Other Expense (Income), net – Other expense (income), net decreased to $41 versus $(56) in 2006. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes - During the year ended 2007, the Company’s provision for income taxes decreased to $6,677 versus $8,732 in 2006 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in 2007 was 34.1% compared to 37.1% in 2006. The lower effective tax rate in 2007 is primarily attributable to recognition of a tax benefit associated with the lower tax rate on earnings at the Company’s operations in Ireland due to lower local tax rates and certain earnings being permanently reinvested there.

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

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $20,440, $13,711, and $17,843, for 2007, 2006 and 2005, respectively. The increase in operating cash flow in 2007 is attributable to lower levels of prepaid expenses and a decrease in current notes receivable due to a modification of our equipment financing program, offset by lower net income. In addition, the Company had a less significant increase in accounts receivable and long-term notes receivable as compared to 2006.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2007, the Company was in compliance with all of these covenants. During 2007, the Company borrowed under the credit facility to finance the buyback of 1,000 shares of the Company’s Common Stock from trusts controlled by George E. Richmond, its Chairman and principal stockholder, as well as for investments in facilities and for working capital needs. At December 31, 2007, the Company had $36,646 in outstanding borrowings under this agreement and $38,354 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash

Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2007

Net capital expenditures for property, plant and equipment were $7,279 in 2007. Significant capital expenditures included the construction of a distribution and manufacturing facility in Illinois, facility improvements, and new equipment purchases. The Company also repurchased 1,000 shares of its Common Stock from trusts controlled by George E. Richmond, the Company’s Chairman and principal stockholder, for an aggregate purchase price of $26,000. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 14, and December 14, 2007, for a total payment of $1,391.

2006

Net capital expenditures for property, plant and equipment were $7,189 in 2006. Significant capital expenditures included land, facility improvements, panoramic X-ray machines and new equipment purchases. In January 2006, YI Ventures LLC (a wholly owned subsidiary) acquired D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. On July 31, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International, Ltd. for approximately $32,000 in cash. The purchase price was principally financed with borrowings on the Company’s credit facility and cash generated from operations. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2006, for a total payment of $1,457.

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

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1-3 years	4-5 years	Beyond 5 years

Operating Leases (including buildings)	$ 1,142	$ 578	$ 477	$ 87	$ --
Long-Term Debt	$ 36,646	$ --	$ 36,646	$ ---	$ --
Total	$ 37,788	$ 578	$ 37,123	$ 87	$ --

As of December 31, 2007 and 2006, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Recent Financial Accounting Standards Board Statements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands the disclosures required for fair value measurements. This statement applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, but was amended on February 6, 2008 to defer the effective date for one year for certain nonfinancial assets and liabilities. We do not anticipate that the adoption of this statement as it relates to our financial assets and financial liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007) ”Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands).

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $258, $110, and $0 of additional interest expense in the years ended December 31, 2007, 2006 and 2005, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells less than 20% of its products outside the United States. Of these foreign sales, 37% are denominated in Euros and 5% in Canadian dollars with the remainder denominated in U.S. dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Young Innovations, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 12, 2008

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited Young Innovations, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting within Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Chicago, Illinois

March 12, 2008

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$ 528	$ 1,017
Trade accounts receivable, net of allowance for doubtful accounts of $530 and $478 in 2007 and 2006, respectively	13,074	13,057
Inventories	14,381	14,111
Other current assets	4,878	5,546
Total current assets	32,861	33,731
Property, plant and equipment, net	32,992	29,178
Goodwill	77,511	78,233
Other intangible assets	11,133	11,140
Other assets	4,271	4,306
Total assets	$158,768	$156,588

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 7,370	$ 7,749
Total current liabilities	7,370	7,749
Long-term debt	36,646	21,810
Deferred income taxes	11,414	9,531
Total liabilities	55,430	39,090
Stockholders’ equity: Common Stock, voting, $.01 par value, 25,000 shares authorized; 10,219 and 10,225 shares issued in 2007 and 2006, respectively	102	102
Additional paid-in capital	25,024	29,202
Retained earnings	122,631	111,089
Common Stock in treasury, at cost; 2,007 and 1,109 shares in 2007 and 2006, respectively	(44,595)	(22,939)
Accumulated other comprehensive income	176	44
Total stockholders’ equity	103,338	117,498
Total liabilities and stockholders’ equity	$ 158,768	$ 156,588

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31
	2007	2006	2005

Net sales	$ 97,402	$ 90,805	$ 84,766
Cost of goods sold	45,623	41,694	38,851
Gross profit	51,779	49,111	45,915
Selling, general and administrative expenses	31,019	25,628	22,090
Income from operations	20,760	23,483	23,825
Interest expense (income), net	1,109	28	(195)
Other expense (income), net	41	(56)	(290)
Income from operations before provision for income taxes	19,610	23,511	24,310
Provision for income taxes	6,677	8,732	8,972
Net income	$ 12,933	$ 14,779	$ 15,338
Basic earnings per share	$ 1.46	$ 1.65	$ 1.71
Diluted earnings per share	$ 1.44	$ 1.61	$ 1.65
Basic weighted average shares outstanding	8,828	8,954	8,957
Diluted weighted average shares outstanding	8,982	9,182	9,312

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Total	Comprehensive Income

BALANCE, December 31, 2004	102	29,021	83,884	(17,272)	(598)	-	95,137
Net income	-	-	15,338	-	-	-	15,338	$ 15,338
Common Stock purchased	-	-	-	(6,039)	-	-	(6,039)
Stock options exercised	-	151	--	96	-	-	247
Amortization of deferred stock compensation	-	-	-	-	336	-	336
Cash dividends ($0.16 per share)	-	-	(1,455)	-	-	-	(1,455)
Comprehensive income								$15,338
BALANCE, December 31, 2005	102	29,172	97,767	(23,215)	(262)	-	103,564
Net income	-	-	14,779	-	-	-	14,779	$ 14,779
Eliminate remaining deferred stock compensation	-	(262)	-	-	262	-	-
Common Stock purchased	-	-	-	(1,669)	-	-	(1,669)
Stock options exercised	-	(936)	-	1,809	-	-	873
Issuance of restricted stock	-	(136)	-	136	-	-	-
Share-based compensation	-	294	-	-	-	-	294
Excess income tax benefit from stock options	-	1,070	-	-	-	-	1,070
Cash dividends ($0.16 per share).	-	-	(1,457)	-	-	-	(1,457)
Foreign currency translation adjustments	-	-	-	-	-	44	44	44
Comprehensive income								$14,823
BALANCE, December 31, 2006	102	29,202	111,089	(22,939)	-	44	117,498
Net income	-	-	12,933	-	-	-	12,933	$ 12,933
Common Stock purchased	-	-	-	(27,285)	-	-	(27,285)
Stock options exercised	-	(2,964)	-	3,231	-	-	267
Issuance of restricted stock	-	(2,398)	-	2,398	-	-	-
Share-based compensation	-	1,071	-	-	-	-	1,071
Excess income tax benefit from stock options	-	113	-	-	-	-	113
Cash dividends ($0.16 per share)	-	-	(1,391)	-	-	-	(1,391)
Foreign currency translation adjustments	-	-	-	-	-	132	132	132
Comprehensive income								$13,065
BALANCE, December 31, 2007	$ 102	$ 25,024	$ 122,631	$ (44,595)	$ --	$ 176	$ 103,338

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$12,933	$14,779	$15,338
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,161	3,430	2,774
Share based compensation expense	1,071	294	336
Deferred income taxes	1,156	1,177	1,344
Loss on private equity investment fund	33	83	--
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Trade accounts receivable	90	(2,137)	418
Inventories	(199)	(340)	(28)
Other current assets	1,548	(1,673)	(156)
Other assets	57	(1,114)	(873)
Accounts payable and accrued liabilities	(410)	(788)	(1,310)
Total adjustments	7,507	(1,068)	2,505
Net cash flows from operating activities	20,440	13,711	17,843

Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	--	(35,622)	(986)
Purchases of property, plant and equipment	(7,279)	(7,189)	(1,807)
Proceeds from sale of IAI	--	--	200
Purchases of private equity investment	(150)	(750)	--
Net cash flows from investing activities	(7,429)	(43,561)	(2,593)
Cash flows from financing activities:
Payments on long-term debt	(34,824)	(8,473)	--
Borrowings on long-term debt	49,660	30,283	--
Excess tax benefit from stock option exercises	113	1,070	--
Proceeds from stock options exercised	283	1,176	394
Purchases of treasury stock	(27,299)	(1,975)	(6,514)
Payment of cash dividends	(1,391)	(1,457)	(1,455)
Net cash flows from financing activities	(13,458)	20,624	(7,575)
Effect of exchange rate changes on cash	(42)	16	--
Net increase (decrease) in cash and cash equivalents	(489)	(9,210)	7,675
Cash and cash equivalents, beginning of period	1,017	10,227	2,552
Cash and cash equivalents, end of period	$ 528	$ 1,017	$ 10,227

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(in thousands, except per share data)

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company’s product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children’s toothbrushes, and children’s toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Tennessee, Texas, Wisconsin and Ireland. Export sales were less than 20% of total net sales for 2007 and less than 10% in 2006 and 2005. Sales denominated in Euros and Canadian dollars approximated 6% and 1%, respectively of total sales in 2007.

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

Buildings and improvements	3 to 40 years
Machinery and equipment	3 to 10 years
Equipment rented to others	3 to 10 years

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships. Trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of SFAS No. 142. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.

Impairment of Long-Lived Assets

The Company assesses and measures any impairments of long-lived assets other than goodwill and indefinite life intangibles in accordance with the provisions of SFAS No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during 2007, 2006 and 2005.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $2,438, $2,142, and $2,159 for 2007, 2006 and 2005, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $738, $915, and $752 for 2007, 2006 and 2005, respectively.

Interest Expense (Income), net

Interest expense (income), net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable. In 2007, 2006 and 2005, interest income totaled $407, $633 and $326, respectively, and interest expense totaled $1,516, $661 and $131, respectively.

Other Expense (Income), net

Other expense (income), net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” on January 1, 2007 with no material impact to the financial statements. FIN 48 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these reserves, in light of changing facts and circumstances.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) requires companies to recognize compensation expense for all share-based payments to employees at fair value. Recognizing compensation expense using the intrinsic value based method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and disclosing the pro-forma impact of using the fair value based method described in SFAS No. 123 is no longer an alternative.

As of January 1, 2006, the Company adopted SFAS No. 123(R). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service had not been rendered as of the date of adoption. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with SFAS No. 52, “Foreign Currency Translation.” The local currency for all entities included in the consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other expense (income), net were $99, $(25) and $(18) for 2007, 2006 and 2005.

Supplemental Cash Flow Information

Cash flows from operating activities include $5,196, $7,464, and $7,525 for the payment of federal and state income taxes and $1,539, $552 and $75 for the payment of interest related to borrowings on the Company’s credit facility during 2007, 2006 and 2005, respectively.

3.	ACQUISITIONS:

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush, Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”), to acquire substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims. Pursuant to the purchase agreement, the escrow was released on January 31, 2008 in full to the sellers. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payments”) if certain performance targets are achieved by July 31, 2008. Amounts paid by the Company in future periods, if any, in connection with Earnout Payments discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. The finalization of the Microbrush purchase price allocation resulted in a $649 net decrease to goodwill consisting of a decrease of $578 related to revised estimates for intangible assets, a decrease of $345 related to restructuring accruals, an increase of $82 related to adjustments to the fair value of estimates of assets and an increase of $192 related to revised estimates of fees accrued related to the acquisition.

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

The following unaudited pro forma condensed combined income statement information has been prepared as if Microbrush had been acquired on January 1, 2005. The unaudited pro forma condensed combined financial information has been derived from the Company’s historical consolidated financial statements and those of Microbrush.

	ProForma Year ended December 31,
	2006 (unaudited)	2005 (unaudited)
Net sales	$98,186	$96,445

Operating income	$25,723	$26,316

Net income	$15,727	$15,755

Basic earnings per share	$1.76	$1.76
Diluted earnings per share	$1.71	$1.69
Basic weighted average shares outstanding	8,954	8,957
Diluted weighted average shares outstanding	9,182	9,312

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. The finalization of the D&N Microproducts, Inc. purchase price allocation resulted in a $17 net increase to goodwill from amounts recorded at December 31, 2006, which was primarily related to changes in estimates related to severance liabilities and adjustments to the fair value estimates of the assets and liabilities. The results of operations for D&N Microproducts, Inc. are included in the consolidated financial statements since January 2006.

4. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At December 31, 2007, the Company has an unfunded capital commitment of up to $2,100. As of December 31, 2007, the total capital commitment paid by the Company was $900. The investment is accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheet. The investment value recorded approximates fair value. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other expense (income), net and totaled $33 and $83 in 2007 and 2006, respectively.

5.	MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors that together accounted for 37% and 39% of accounts receivable at December 31, 2007 and 2006, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31
Distributor	2007	2006	2005

Henry Schein, Inc.	14.7%	15.0%	14.2%
Patterson Companies, Inc.	12.2%	13.2%	13.5%

6. NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment is used to secure the notes. Total revenue from sales of equipment financed by the Company was $2,324, $5,118 and $4,770 during 2007, 2006 and 2005, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

Notes receivable consist of the following:

	December 31
	2007	2006

Notes receivable, short-term	$1,571	$2,276
Notes receivable, long-term	3,407	3,443

Total notes receivable	$4,978	$5,719

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

Notes bear interest at rates ranging from 0% to 11%, and have a weighted average maturity of 28 months. Interest income related to the notes is included in the Consolidated Income Statement caption “interest (income) expense, net.”

7.	INVENTORIES:

Inventories consist of the following:

	December 31
	2007	2006

Finished products	$6,081	$6,654
Work in process	2,349	2,732
Raw materials and supplies	5,951	4,725
Total inventories	$14,381	$14,111

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31
	2007	2006

Land	$3,449	$3,147
Buildings and improvements	19,461	13,210
Machinery and equipment	24,384	22,266
Equipment rented to others	7,321	7,621
Construction in progress	1,227	3,262
	$ 55,842	$ 49,506

Less - Accumulated depreciation	(22,850)	(20,328)
Total property, plant and equipment, net	$ 32,992	$ 29,178

The Company has no machinery and equipment under capital lease. At December 31, 2007, $1,557 of net property, plant and equipment was located outside of the U.S. Depreciation expense was $3,630, $2,907, and $2,427, for 2007, 2006, and 2005, respectively.

9. OTHER ASSETS:

Other assets consist of the following:

	December 31
	2007	2006

Notes receivable, long-term	$3,407	$3,443
Investments	784	667
Other	80	196
Total other assets	$4,271	$4,306

10.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:

	December 31
	2007	2006

Balance, beginning of the year	$83,031	$57,488
Goodwill acquired during year	--	25,749
Changes to purchase price allocation	(722)	(206)
Balance, end of the year	$82,309	$83,031
Less: Accumulated amortization	(4,798)	(4,798)
Goodwill, net	$77,511	$78,233

On July 31, 2006, the Company acquired Microbrush (see footnote 3). The acquisition resulted in preliminary goodwill of approximately $23,737 and $4,325 of intangible assets. During the first nine months of 2007, goodwill decreased by $739 due to adjustments to the purchase price allocation.

During the first quarter of 2006, YI Ventures LLC acquired substantially all of the assets and assumed a portion of the liabilities of D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash, including transaction costs. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $1,582 and $269 of supplier relationships was recognized. During 2007 goodwill increased $17, which was primarily related to changes in estimates related to severance liabilities and adjustments to the fair value estimates of the assets and liabilities.

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2007 and 2006.

Other intangibles consist of the following:

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 245	$ 955
Core technology	591	123	468
Patents	2,256	678	1,578
Product formulas	430	71	359
Customer relationships	813	238	575
Non-compete agreements	508	342	166
Supplier relationships	399	224	175
Total	$ 6,197	$ 1,921	$ 4,276

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857

Total intangible assets	$ 13,054	$ 1,921	$ 11,133

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 185	$ 1,015
Core technology	591	92	499
Patents	2,197	476	1,721
Product formulas	430	60	370
Customer relationships	834	147	687
Non-compete agreements	498	296	202
Supplier relationships	399	170	229
Total	$ 6,149	$ 1,426	$ 4,723

Intangible assets not subject to amortization
Trademarks	$ 6,417	--	$ 6,417
Total intangible assets	$ 12,566	$ 1,426	$ 11,140

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005 was $531, $523, and $347, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/08	$532
For the year ending 12/31/09	532
For the year ending 12/31/10	532
For the year ending 12/31/11	491
For the year ending 12/31/12	451

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

	December 31
	2007	2006

Accounts payable	$ 3,579	$ 2,409
Accrued compensation and benefits	1,517	1,714
Accrued rebate and discount payments	102	771
Accruals related to Microbrush acquisition	66	526
Accrued taxes	236	384
Accrued warranty	317	293
Accrued expenses and other	1,553	1,652
Total accounts payable and accrued liabilities	$ 7,370	$ 7,749

12.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that expires in April 2010 and provides for an unsecured revolving credit facility with an aggregate commitment of $75,000. The Company had $38,354 unused line of credit at December 31, 2007.

Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2007, the Company was in compliance with these covenants.

Long-term debt was as follows:

December 31
	2007	2006
Revolving credit facility due 2010 with a weighted-average interest rate of 6.10%	$ 36,646	$ 21,810
Less – current portion	--	--
	$ 36,646	$ 21,810

Aggregate debt maturities are: 2008-$0; 2009-$0; 2010-$36,646; 2011-$0; and 2012 -$0.

13.	COMMON STOCK:

During 2007, the Company repurchased 53 shares of its Common Stock from various stockholders for $1,285. The Company repurchased 1,000 shares from trusts controlled by George E. Richmond, the Company’s Chairman and principal stockholder for $26,000. In addition, the restrictions on 2 previously issued shares of Common Stock lapsed during 2007 (see footnote 14). The Company also reissued 27 shares of its Common Stock from treasury in conjunction with stock option exercises for $283. The Company also issued 128 shares of its Common Stock from treasury pursuant to restricted stock awards.

During 2006, the Company repurchased 51 shares of its Common Stock from various stockholders for $1,669. The purchases were financed through cash generated from operations. The Company also reissued 114 shares of its Common Stock from treasury in conjunction with stock option exercises for $1,176. In addition, the restrictions on 24 previously issued shares of Common Stock lapsed during 2006 and 8 were repurchased by the Company for $269. The Company also issued 8 shares of its Common Stock pursuant to a restricted stock award.

14.	SHARE BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the 1997 Plan) effective in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (Compensation Committee). The Company adopted the 2006 Long-Term Incentive Plan (the 2006 Plan) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares of Common Stock are reserved for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, non-vested equity share units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares generally vest over two, three, four and five year periods. All outstanding options expire 10 years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

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

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service had not been rendered as of the date of adoption. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2005
Dividend yield (1)	0.55%	0.49%
Expected volatility (2)	25.0%	38.8%
Risk-free interest rate (3)	4.72%	4.5%
Expected life (4)	3.5	8.0

(1) Represents cash dividends paid as a percentage of the average share price over the prior four quarters.

(2) Based on historical volatility of the Company’s Common Stock.

(3) Represents the Treasury bill rate.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

Had the Company determined employee share-based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company’s net earnings per share for the year ended December 31, 2005 would have been adjusted to the pro forma amounts as follows ($ in thousands, except per share amounts):

Year Ended December 31, 2005
	As Reported	Pro Forma

Net income	$ 15,338	$11,424
Earnings per share:
Basic	$ 1.71	$ 1.28
Diluted	$ 1.65	$ 1.23

Amount of restricted share compensation included

in determination of net income:	$336

On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately.

Stock Option Activity

The following table summarizes stock option activity for the year ended December 31, 2007:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2007	815	$23.89
Granted	93	$29.15
Exercised	(27)	$10.56
Forfeited or expired	(18)	$32.19
Outstanding at December 31, 2007	863	$24.71	5.08 yrs	$4,114
Exercisable at December 31, 2007	773	$24.19	5.19 yrs	$4,114

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options).

On February 16, 2007, the Company granted 93.3 stock options. All options vest 33% each year for three years starting in February 2008. The options expire five years from the grant date. The total weighted average grant date fair value of stock options granted for 2007 was $662. No options were granted in 2006. On March 1, 2005, the Company granted 320 options to employees and nonemployee directors. All options were vested immediately.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2007 and 2005 was $7.10 and $18.52, respectively. The total aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $398, $2,730 and $818, respectively. Payments received upon the exercise of stock options for the years ended December 31, 2007, 2006 and 2005 totaled $283, $1,176 and $394, respectively. The tax benefit realized related to these exercises was $113, $1,070 and $328 for the years ended December 31, 2007, 2006 and 2005, respectively. The Company issues shares from treasury upon share option exercises.

During 2007, the Company recorded pre-tax compensation expense of $168 related to the Company’s stock option shares. As of December 31, 2007, there was approximately $341 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.1 years.

Non-Vested Equity Shares Activity

In May 2006, the Company granted 7.5 shares of non-vested equity shares. These shares vest 20% each year for five years starting in May 2007. In February 2007, the Company granted 125.2 shares of non-vested equity shares. Of the 125.2 shares, 80 vest 20% each year for five years, 43.8 vest 33% each year for three years, and 1.4 vest 50% each year for two years, all starting in February 2008. No monetary consideration was paid by employees who received the non-vested equity shares for these two grants. In May 2007, the Company granted 3.2 shares of non-vested equity shares to its non-employee directors and a non-employee advisor. No monetary consideration was given by the non-employee directors and non-employee advisor who received the non-vested equity shares. The 3.2 shares vest 100% in May 2008. Until the restricted shares vest they are restricted from sale, transfer or assignment in accordance with the terms of the agreements under which they were issued. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The following table details the status and changes in non-vested equity shares for the year ended December 31, 2007:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, December 31, 2006	8	$33.77
Granted	128	$29.11
Vested	(2)	$33.77
Forfeited	--	--
Non-vested equity shares, December 31, 2007	134	$29.32

The Company recorded pretax compensation expense of $903, $294, and $336 related to the Company’s restricted stock for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was approximately $3,056 of unrecognized compensation cost related to non-vested equity shares, which will be amortized over the weighted-average remaining requisite service period of 3.3 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $42, $839 and $887, respectively. The Company issues share grants from treasury.

15. INCOME TAXES:

Income taxes are based on pretax earnings as follows:

	Years ended December 31
	2007	2006	2005

Domestic	$17,259	$23,406	$24,310
Foreign	2,351	105	--
Total	$19,610	$23,511	$24,310

The components of the provision for income taxes were:

	Years ended December 31
	2007	2006	2005

Current :
Federal	$4,267	$6,411	$6,689
Foreign	339	32	--
State	915	1,113	1,121
Total current.	5,521	7,556	7,810

Deferred:
Federal	1,044	967	805
Foreign	(20)	--	--
State	132	209	357
Total deferred	1,156	1,176	1,162

Provision for income taxes	$6,677	$8,732	$8,972

Reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the reported provision for income taxes:

	Years ended December 31
	2007	2006	2005
Income from continuing operations
before provision for income taxes	$19,610	$23,511	$24,310
U.S. federal income tax rate	35%	35%	35%
Computed income taxes	6,864	8,229	8,509
State income taxes, net of federal tax benefit	681	859	894
Foreign income taxes at rates other than the federal statutory rate	(510)	--	--
Sale of investment in International Assembly , Inc. (IAI)	--	--	(235)
Deduction for Domestic Production Activities	(269)	(279)	(123)
Other	(89)	(77)	(73)
Total provision for income taxes	$6,677	$8,732	$8,972

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” on January 1, 2007 with no material impact to the financial statements. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

2007
Balance at January 1, 2007	$146
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	7
Reduction for tax positions of prior years	(41)
Settlements	(15)
Balance at December 31, 2007	$111

If recognized in future periods, $111 of the total unrecognized tax benefits as of December 31, 2007 would favorably affect the effective income tax rate. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. For 2007, tax expense includes a benefit of $10 related to a net reduction in penalties and interest in the statement of income. The total amount of interest and penalties recognized related to uncertain tax provisions at December 31, 2007 was approximately $29.

Temporary differences that gave rise to deferred income tax assets and (liabilities):

	December 31
	2007	2006
Deferred income tax assets:
Trade accounts receivable	$148	$172
Inventories	956	432
Stock-based compensation	391	25
Accrued liabilities	156	138
Other	57	214
Total deferred income tax assets	1,708	981
Deferred income tax liabilities:
Property, plant and equipment	(2,258)	(2,490)
Intangibles	(8,783)	(6,954)
Inventories	(326)	--
Other	(47)	(87)
	(11,414)	(9,531)

Net deferred income tax liability	$(9,706)	$(8,550)

Current deferred income tax assets of $1,708 and $981 are included in other current assets as of December 31, 2007 and 2006, respectively.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $2,400 of undistributed earnings of the Company’s foreign subsidiary at December 31, 2007. These earnings are considered to be permanently invested and, under certain tax laws, are not subject to taxes unless distributed as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its investment in the foreign subsidiary. Tax on such potential distributions would be partially offset by foreign tax credits. If the earnings were not considered permanently invested, approximately $520 of deferred income taxes would need to be provided.

16.	SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,512, $1,452, and $1,623 for 2007, 2006 and 2005, respectively, and gross profit from these sales was $782, $716 and $806 for 2007, 2006 and 2005, respectively.

17.	EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $476, $406, and $224, for 2007, 2006 and 2005, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

18.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $50, $50 and $54, in 2007, 2006 and 2005, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

The Company paid fees of $85, $89 and $123, in 2007, 2006 and 2005, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman, for corporate use of an aircraft owned by that corporation.

In August 2007, the Company purchased 1,000 shares of its Common Stock from trusts controlled by George E. Richmond, the Company’s Chairman and principal stockholder, for an aggregate purchase price of $26,000.

19.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2007	2006	2005

Net income	$12,933	$14,779	$15,338
Weighted average shares outstanding for basic earnings per share	8,828	8,954	8,957
Dilutive effect of stock options and restricted stock	154	228	355
Weighted average shares outstanding for diluted earnings per share	8,982	9,182	9,312

Basic earnings per share	$1.46	$1.65	$1.71
Diluted earnings per share	$1.44	$1.61	$1.65

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2007
Net sales	$22,883	$24,826	$24,652	$25,041	$97,402
Gross profit	12,355	13,579	12,752	13,093	51,779
Income from operations	4,734	5,796	5,151	5,079	20,760
Net income	2,821	3,472	3,075	3,565	12,933
Basic earnings per share	$ .31	$ .38	$ .36	$ .43	$ 1.46
Diluted earnings per share	$ .31	$ .37	$ .35	$ .43	$ 1.44

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2006
Net sales	$20,683	$21,466	$23,811	$24,845	$90,805
Gross profit	11,478	11,585	12,766	13,282	49,111
Income from operations	5,584	5,535	6,188	6,176	23,483
Net income	3,587	3,548	3,948	3,696	14,779
Basic earnings per share	$ .40	$ .40	$ .44	$ .41	$ 1.65
Diluted earnings per share	$ .39	$ .39	$ .43	$ .40	$ 1.61

21.	COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $893, $951, and $887 for 2007, 2006 and 2005, respectively. Rental commitments amount to: $578 for 2008, $296 for 2009, $181 for 2010, $71 for 2011 and $16 for 2012.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $318 and $293 at December 31, 2007 and 2006, respectively.

22. SUBSEQUENT EVENTS:

On January 16, 2008, the Company completed the sale of the majority of its X-ray equipment loans to a third party for approximately $3,500. As the transaction does not qualify as a sale of assets under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transaction will be treated as a financing and loans will remain on the Company’s balance sheet. A recourse holdback pool has been set up on the limited recourse the third party buyer has on the loans.

On February 4, 2008, the Board of Directors declared a quarterly dividend of $0.04 per share, payable March 14, 2008 to shareholders of record on February 15, 2008.

On February 12, 2008, the Compensation Committee of the Board of Directors issued an aggregate of 29.9 shares of restricted stock and options to purchase an aggregate of 37.5 shares of Common Stock, to certain employees.

On February 28, 2008, the Company made a capital contribution of $750 to its private equity investment (see footnote 4).

23.	NEW ACCOUNTING STANDARDS:

In December 2007, the FASB issued SFAS 141 (revised 2007) ”Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2007 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of KPMG LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth under Item 8 in this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Officers and Corporate Governance.

Directors and Executive Officers

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1: Election of Directors” in our 2008 Proxy Statement, and that information is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, and that information is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the 2007 fiscal year.

A listing of and certain information about our executive officers is included in this Annual Report on Form 10-K under Item 1 of Part I, and that information is incorporated herein by reference. No family relationships exist among any of the executive officers, directors or director nominees.

Corporate Governance

There have been material changes to the procedures by which stockholders recommend nominees to our Board of Directors. On May 8, 2007, our Board of Directors approved amendments to our Amended and Restated By-Laws modifying the advance notice requirements for stockholders who wish to nominate directors at annual meetings of stockholders or special meetings of stockholders called for the purpose of electing directors. Specifically, the advance notice requirements were amended to provide that all stockholder nominations for directors submitted by stockholders for consideration at an annual meeting must be delivered to the Company’s Secretary at least 90 days, and not earlier than 120 days, before the first anniversary of the preceding year’s annual meeting. In the event the date of the annual meeting is advanced by more than 30 days or delayed by more than 60 days from such anniversary date, notice by the stockholder must be delivered not earlier than 120 days prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. With respect to an election of directors to be held at a special meeting of stockholders, written notice must be delivered to the Company’s Secretary not later than the close of business on the 10th day following the date on which public announcement of the date of such meeting is first made.

Previously, in accordance with the rules and regulations of the SEC, stockholder proposals for an annual meeting were to be received by the Company not less than 120 days before the date of the Company’s proxy statement released to stockholders in connection with the previous year’s annual meeting. If the date of the current year’s annual meeting had been changed by more than 30 days from the date of the prior year’s meeting, then the deadline was a reasonable time before we began to print and send out the proxy materials. The Company did not have specific notice deadlines with respect to director nominations.

Audit Committee

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the 2008 Proxy Statement, and that information is incorporated by reference herein.

Code of Ethics

We have adopted a Code of Ethics applicable to all employees. This code is applicable to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is available on the Company’s website at www.ydnt.com under the subheading “Corporate Governance” under “Investor Relations.” We intend to post on our website any amendments to, or waivers from, our Code of Ethics. Shareholders may request a copy of the Code of Ethics by writing to the Company’s Secretary at the Company’s address.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation and Discussion and Analysis,” “Named Executive Officer Compensation,” including the tables entitled “Summary Compensation Table,” “Outstanding Equity Awards at 2007 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2007,” and “Potential Payments Upon Termination or Change-in-Control Arrangements,” “Non-employee Director Compensation,” and “Director Compensation in Fiscal Year 2007” in our 2008 Proxy Statement, which is incorporated herein by reference. Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2008 Proxy Statement, which is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2007 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K will be included under the captions “Equity Compensation Plan Information,” and “Securities Beneficially Owned by Management and Principal Shareholders,” respectively, in the 2008 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Relationships and Related Person Transactions” and “Director Independence,” respectively, in the 2008 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2007 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2008 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2007 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements — Reference is made to Item 8 hereof:

Consolidated Balance Sheets – December 31, 2007 and 2006
Consolidated Statements of Income – Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2007, 2006, and 2005
Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006, and 2005
Notes to Consolidated Financial Statements – December 31, 2007

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2007, 2006, and 2005:

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

2.2(t)

Amendment to Agreement for Purchase and Sale of Assets, by and among Young Microbrush, LLC and Young Microbrush Ireland, Ltd., Microbrush, Inc., Microbrush International, Ltd., Phillip Mark and Gunnar Wallin, dated February 8, 2007

3.1(b)	Articles of Incorporation of the Company and Statement of Correction.

3.2(s)	Amended and Restated By-Laws of the Company, effective as of May 8, 2007.

4.1(p)

Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. as Lender and the Letter of Credit Issuer, and the Other Lenders and the Company, dated November 28, 2006.

4.2(r)

Waiver and Amendment No. 1 to Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., as Administrative Agent and a Lender, and Other Lenders and the Company, dated October 1, 2007.

10.1(c)	Amended and Restated 1997 Stock Option Plan.

10.2(g)	Employment Agreement dated April 1, 2002, by and between the Company and George E. Richmond.

10.3(c)	Stock Repurchase Agreement dated November 9, 2001, by and between the Company and George E. Richmond.

10.4(c)	Form of the Company’s Restricted Stock Award Agreement with schedule of grantees.

10.5(g)	Consulting Agreement dated April 1, 2002, by and between the Company and GER Consulting, Inc.

10.6(g)	Form of Indemnity Agreement entered into with each member of the Company’s Board of Directors.

10.7(i)	Amendment to George E. Richmond Employment Agreement dated May 14, 2002.

10.8(i)	Amendment to GER Consulting, Inc. Consulting Agreement dated May 14, 2002.

10.9(j)	Amendment to George E. Richmond Employment Agreement dated March 28, 2003.

10.10(j)	Amendment to GER Consulting, Inc. Consulting Agreement dated March 28, 2003.

10.11(j)	Amendment to Stock Repurchase Agreement dated March 28, 2003, between the Company and George E. Richmond.

10.12 (l)	2006 Long-Term Incentive Plan.

10.13(m)	Employment Agreement dated June 2, 2006, by and between the Company and Christine Boehning.

10.14(m)	Employment Agreement dated June 2, 2006, by and between the Company and Daniel Tarullo.

10.16(n)	Employment Agreement dated January 31, 2007, by and between the Company and Alfred E. Brennan, Jr.

10.17(n)	Employment Agreement dated January 31, 2007, by and between the Company and Arthur L. Herbst, Jr.

10.18(o)	Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.19(o)	Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.20(q)	Retention Bonus Agreement dated February 22, 2007, by and between the Company and Alfred E. Brennan.

10.21(q)	Retention Bonus Agreement dated February 22, 2007, by and between the Company and Arthur L. Herbst.

10.22(q)	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.23(q)	Form of Stock Option Grant Notice and Stock Option under the 2006 Long-Term Incentive Plan.

10.24 (u)	Stock Repurchase Agreement dated August 8, 2007, by and between the Company and The George E. Richmond Trust Under Agreement dated January 14, 1975.

10.25 (u)	Stock Repurchase Agreement dated August 8, 2007, by and between the Company and the George E. Richmond 2006 Irrevocable Trust dated January 31, 2006.

21.1(u)	Subsidiaries of the Company.

23.1(u)	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page).

31.1(u)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(u)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(u)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------------------------------

(a)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on August 2, 2006 and incorporated herein by reference.
(b)	Filed as an Exhibit to the Company’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(c)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h)	Filed as an Exhibit to the Company’s Report on Form 10-Q/A filed on November 11, 2002 and incorporated herein by reference.
(i)	Filed as an Exhibit to the Company’s Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.

(j)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.

(l)	Filed as part of the Company’s Definitive Proxy Statement, Schedule 14A, on April 7, 2006 and incorporated herein by reference.

(m)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference.

(n)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.
(o)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on December 1, 2006 and incorporated herein by reference.
(q)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.
(r)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on November 8, 2007 and incorporated herein by reference.
(s)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on May 14, 2007 and incorporated herein by reference.

(t)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 15, 2007 and incorporated herein by reference.

(u)	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2008

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

Signature	Title	Date

/s/ GEORGE E. RICHMOND George E. Richmond	Director	March 12, 2008
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2008
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2008
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 12, 2008
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 12, 2008
/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 12, 2008

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	ACQUISITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
2005	451	70	0	86	435
2006	435	68	34	59	478
2007	478	89	0	37	530