Form 10-Q
period 2008-03-31
YOUNG INNOVATIONS INC
filed 2008-05-09
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐                            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission file number 000-23213

YOUNG INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1718931
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

13705 Shoreline Court East
Earth City, Missouri	63045
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock at April 23, 2008:

8,108,411 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2008	2007

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 704	$ 528
Trade accounts receivable, net of allowance for doubtful accounts of $546 and $530 in 2008 and 2007, respectively	13,511	13,074
Inventories	15,104	14,381
Other current assets	4,502	4,878

Total current assets	33,821	32,861
Property, plant and equipment, net	32,316	32,992
Goodwill, net	77,511	77,511
Other intangible assets	11,024	11,133
Other assets	4,558	4,271

Total assets	$ 159,230	$ 158,768

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 9,054	$ 7,370

Total current liabilities	9,054	7,370
Long-term debt	32,326	36,646
Long-term secured borrowing	2,118	--
Deferred income taxes	11,414	11,414

Total liabilities	54,912	55,430
Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 and 10,219 shares issued in 2008 and 2007, respectively	102	102
Additional paid-in capital	24,351	25,024
Retained earnings	125,133	122,631
Common stock in treasury, at cost, 2,038 and 2,007 shares in 2008 and 2007, respectively	(45,222)	(44,595)
Accumulated other comprehensive income	(46)	176

Total stockholders' equity	104,318	103,338

Total liabilities and stockholders' equity	$ 159,230	$ 158,768

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$ 24,395	$ 22,883
Cost of goods sold	11,457	10,528

Gross profit	12,938	12,355
Selling, general and administrative expenses	8,368	7,621

Income from operations	4,570	4,734
Interest expense, net	419	246
Other income, net	(325)	(44)

Income before provision for income taxes	4,476	4,532
Provision for income taxes	1,645	1,711

Net income	$ 2,831	$ 2,821

Basic earnings per share	$0.35	$0.31
Diluted earnings per share	$0.34	$0.31
Basic weighted average shares outstanding	8,193	9,065
Diluted weighted average shares outstanding	8,300	9,226

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,

	2008	2007

Cash flows from operating activities:
Net income	$2,831	$2,821
Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	987	997
Share based compensation expense	341	146
Deferred income taxes	--	555
Loss (gain) on private equity investment fund	37	(13)
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(364)	805
Inventories	(657)	(1,008)
Other current assets	382	1,057
Other assets	426	174
Accounts payable and accrued liabilities	326	138

Total adjustments	1,478	2,851

Net cash flows from operating activities	4,309	5,672

Cash flows from investing activities:
Purchases of property, plant and equipment	(159)	(2,942)
Purchases of private equity investment	(750)	--

Net cash flows from investing activities	(909)	(2,942)

Cash flows from financing activities:
Borrowings of long-term debt	14,173	5,680
Payments of long-term debt	(18,493)	(8,052)
Borrowings of long-term secured borrowing	3,519	--
Payments of long-term secured borrowing	(473)	--
Proceeds from stock options exercised	436	61
Payment of cash dividend	(329)	(364)
Purchase of treasury stock, net	(2,138)	--
Tax benefit from stock options exercised	62	--

Net cash flows from financing activities	(3,243)	(2,675)

Effect of exchange rate changes on cash	19	11

Net increase in cash and cash equivalents	176	66
Cash and cash equivalents, beginning of period	528	1,017

Cash and cash equivalents, end of period	$704	$1,083

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.	ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Tennessee, Texas, Wisconsin and Ireland. Export sales were less than 20% of total net sales for 2007 and less than 10% for 2006.

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

Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007. As of December 31, 2007, the Company had $111 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of December 31, 2007, the Company had accrued $29 of penalties and interest related to uncertain tax positions.

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the quarter ended March 31, 2008 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well foreign income taxes. Tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company reports.  The Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the three months ended March 31, 2008 and 2007, interest income totaled $116 and $104, and interest expense totaled $535 and $350, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $14 and $3 for the payment of federal and state income taxes and $537 and $328 for the payment of interest or loan charges for the three months ended March 31, 2008 and 2007, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded as a separate component of shareholders’ equity. Net currency transaction losses (gains) included in other income, net were $(334) and $6 for the three months ended March 31, 2008 and 2007, respectively.

3.	ACQUISITIONS

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush, Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”), to acquire substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims. Pursuant to the purchase agreement, the escrow was released on January 31, 2008 in full to the sellers. An additional $3,000 in purchase price may be paid by the Company (“Earnout Payment”) if certain performance targets are achieved by July 31, 2008. Amounts paid by the Company in future periods, if any, in connection with the Earnout Payment discussed above will be accounted for as an adjustment to purchase price when the related contingencies are resolved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

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

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee of the Board of Directors establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over two, three, four and five year periods. All outstanding options expire ten years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Stock Options

During the three months ended March 31, 2008 and 2007, the Company recorded pre-tax compensation expense of $55 and $24 related to the Company’s stock option shares. As of March 31, 2008, there was approximately $521 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.3 years. The total aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $369 and $193, respectively. Payments received upon the exercise of stock options for the three months ended March 31, 2008 and 2007 totaled $436 and $61, respectively. The related tax benefit realized related to these exercises was $62 and $0 for the three months ended March 31, 2008 and 2007. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average estimated value of stock options granted during the three months ended March 31, 2008 and 2007 was $5.27 and $7.10 per share, respectively, using the following weighted-average assumptions:

	2008	2007
Dividend yield (1)	0.68%	0.55%
Expected volatility (2)	28%	25%
Risk-free interest rate (3)	2.35%	4.72%
Expected life (4)	3.5	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s common stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the three months ended March 31, 2008:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	863	$24.71
Granted	38	$23.67
Exercised	36	$12.29
Forfeited or expired	12	$32.74
Outstanding at March 31, 2008	853	$25.06	4.90 yrs	$1,441

Exercisable at March 31, 2008	755	$24.80	4.98 yrs	$1,441

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the three months ended March 31, 2008 and 2007, the Company recorded pre-tax compensation expense of $286 and $122, respectively, related to the Company’s non-vested equity shares. As of March 31, 2008, there was approximately $3,477 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 3.3 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2008:

	Shares (000)	Weighted-Average Grant Date Fair Value

Non-vested equity shares, January 1, 2008	134	$29.32
Granted	30	$23.67
Vested	(31)	$29.15
Forfeited	--	--

Non-vested equity shares, March 31, 2008	133	$28.09

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At March 31, 2008, the Company had an unfunded capital commitment of up to $1,350. As of March 31, 2008, the total capital commitment paid by the Company was $1,650. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s income (loss) attributed to this private equity investment was included in other income, net and totaled $(37) and $13 for the three months ended March 31, 2008 and 2007, respectively.

6.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $28 and $678 during the three months ended March 31, 2008 and 2007, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been set up on the limited recourse the third party buyer has on the loans. As the transaction does not qualify as a sale of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transaction will be treated as a financing and loans will remain on the Company’s balance sheet. As of March 31, 2008, the amount of notes receivable transferred to a third party was $3,046, of which $928 is classified as a short-term notes receivable and $2,118 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

Notes receivable consist of the following:

	March 31,	December 31,
	2008	2007

Notes receivable, short-term	$ 1,394	$ 1,571
Notes receivable, long-term	2,979	3,407

Total notes receivable	$ 4,373	$ 4,978

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Finished products	$ 6,987	$ 6,081
Work in process, long-term	2,703	2,349
Raw materials and supplies	5,414	5,951

Total inventories	$15,104	$14,381

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2008	2007

Land	$ 3,449	$ 3,449
Buildings and improvements	18,318	19,461
Machinery and equipment	24,007	24,384
Equipment rented to others	7,084	7,321
Construction in progress	1,057	1,227

	$53,915	$55,842

Less: Accumulated depreciation	(21,599)	(22,850)

Total property, plant and equipment, net	$ 32,316	$ 32,992

9.	GOODWILL AND INTANGIBLE ASSETS:

At March 31, 2008 and December 31, 2007, net goodwill was $77,511. There were no changes to the carrying amount of goodwill for the three months ended March 31, 2008.

Other intangible assets consist of the following:

	As of March 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
License agreements	$ 1,200	$ 260	$ 940
Core technology	591	130	461
Patents	2,256	707	1,549
Product formulas	430	73	357
Supplier relationships	399	238	161
Customer relationships	813	268	545
Non-compete agreements	508	354	154

Total	$ 6,197	$ 2,030	$ 4,167

Intangible assets not subject to amortization
Trademarks	$ 6,857		$ 6,857

Total intangible assets	$ 13,054	$ 2,030	$ 11,024

	As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
License agreements	$ 1,200	$ 245	$ 955
Core technology	591	123	468
Patents	2,256	678	1,578
Product formulas	430	71	359
Supplier relationships	399	224	175
Customer relationships	813	238	575
Non-compete agreements	508	342	166

Total	$ 6,197	$ 1,921	$ 4,276

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857

Total intangible assets	$ 13,054	$ 1,921	$ 11,133

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended March 31, 2008 and 2007 was $110 and $153, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/08	$532
For the year ending 12/31/09	532
For the year ending 12/31/10	532
For the year ending 12/31/11	491
For the year ending 12/31/12	451

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has $42,674 unused line of credit at March 31, 2008. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2008 and December 31, 2007, the Company was in compliance with these covenants.

Long-term debt was as follows:	March 31,	December 31,
	2008	2007

Revolving credit facility due 2010 with a weighted-average interest rate of 4.98%
	$ 32,326	$ 36,646
Less - current portion	--	--

	$ 32,326	$ 36,646

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been set up on the limited recourse the third party buyer has on the loans. As the transaction does not qualify as a sale of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transaction will be treated as a financing and loans will remain on the Company’s balance sheet. As of March 31, 2008, a liability has been recognized for the portion of loans outstanding at a third party in the amount of $3,046, of which $928 is classified as a short-term liability and $2,118 as a long-term liability. The corresponding long-term and short-term notes receivable remained on the Company’s balance sheet.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of March 31, 2008 and December 31, 2007, respectively, approximately $304 and $75, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally eliminated by the bank after one year, provided the bank has received timely payments on that loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2008	2007

	(unaudited)

Net income	$2,831	$2,821
Weighted average shares outstanding for basic earnings per share
	8,193	9,065
Dilutive effect of stock options and restricted stock	107	161
Weighted average shares outstanding for diluted earnings per share
	8,300	9,226
Basic earnings per share	$0.35	$0.31
Diluted earnings per share	$0.34	$0.31

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $318 and $318 at March 31, 2008 and December 31, 2007, respectively.

13.	RELATED-PARTY TRANSACTIONS:

During the three-month period ended March 31, 2008 and 2007, respectively, the Company paid consulting fees of $13 and $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

14.	SUBSEQUENT EVENTS:

On May 6, 2008, the Board declared a quarterly dividend of $0.04 per share, payable June 16, 2008 to shareholders of record on May 22, 2008.

On April 7, 2008, the sellers of Microbrush Inc. and Microbrush International Ltd. gave notice of their intention to initiate the Earnout Payment, in accordance with the terms of the original purchase agreement. Based on the performance of the acquired Microbrush business in relation to the required targets, the Company expects to pay substantially all of the potential $3,000 Earnout Payment in May 2008.

15.	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this staff position, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment under SFAS 142, long-lived assets, including intangible assets measured at fair value for an impairment assessment under SFAS 144.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of the beginning of our 2008 fiscal year and our adoption did not impact our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In December 2001, the SEC requested that all registrants include in their MD&A their most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales

Net sales increased $1,512 to $24,395 in the first quarter of 2008 from $22,883 in the first quarter of 2007. The sales increase in the quarter reflects solid end-user demand for the Company’s overall product offering and a foreign exchange impact from a weaker U.S. dollar of approximately $215. Sales of certain products to distributors increased relative to the first quarter in 2007, during which the Company adjusted certain promotional programs which resulted in lower sales in that period.

Gross Profit

Gross profit increased $583 or 4.7% to $12,938 in the first quarter of 2008 compared to $12,355 in the first quarter of 2007. The additional gross profit was primarily a result of increased net sales. Gross margin decreased to 53.0% of net sales in the first quarter of 2008 from 54.0% in the first quarter of 2007. Gross margin continues to have volatility related to product mix variances offset by the positive impact of operating efficiencies and sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $747 or 9.8% to $8,368 in the first quarter of 2008 from $7,621 in the first quarter of 2007. SG&A increased primarily due to investments in sales and marketing in addition to higher equity compensation expense. Share-based compensation cost totaled $341 in the first quarter of 2008 compared to $146 in the first quarter of 2007. As a percent of net sales, SG&A expenses increased 1.1 percentage points to 34.3% in the first quarter of 2008 compared to 33.3% in the first quarter of 2007 as a result of the factors explained above.

Income from Operations

Income from operations decreased $164 or 3.5% to $4,570 in the first quarter of 2008 compared to $4,734 in the first quarter of 2007. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net increased $173 to $419 in the first quarter of 2008 from $246 in the first quarter of 2007. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company's credit facility.

Other Income, net

Other income, net increased $(281) to $(325) in the first quarter of 2008 from $(44) in the first quarter of 2007. The increase was primarily attributable to a foreign exchange impact on debt repaid from the Company's Irish subsidiary of approximately $300.

Provision for Income Taxes

Provision for income taxes decreased $66 for the first quarter of 2008 to $1,645 from $1,711 in the first quarter of 2007 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first quarter of 2008 was 36.75% compared to 37.75% in the first quarter of 2007.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $4,309 and $5,672 for the first three months of 2008 and 2007, respectively. Net capital expenditures for property, plant and equipment were $159 and $2,942 for the first three months of 2008 and 2007, respectively. Significant capital expenditures in 2007 included buildings, facility improvements, and new equipment purchases. Future capital expenditures are expected to include facility development and improvements, production machinery and information systems.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of

$4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been set up on the limited recourse the third party buyer has on the loans. As the transaction does not qualify as a sale of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transaction will be treated as a financing and loans will remain on the Company’s balance sheet. As of March 31, 2008, the amount of notes receivable transferred to a third party was $3,046, of which $928 is classified as a short-term notes receivable and $2,118 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2008 and December 31, 2007, the Company was in compliance with all of these covenants. At March 31, 2008, the Company had $32,326 in outstanding borrowings under this agreement and $42,674 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Forward-Looking Statements

Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company's Annual Report on Form 10-K and other reports filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $80 and $49 of additional interest expense in the three month periods ended March 31, 2008 and 2007, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $80 and $49 in the three month periods ended March 31, 2008 and 2007, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the three months ended March 31, 2008, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 40% were denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are inapplicable and have been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2008	39	$21.45	39	407
February 2008	32	$21.63	32	375
March 2008	16	$20.94	16	359
Total First Quarter 2008	87	$21.42	87

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

YOUNG INNOVATIONS, INC.

May 9, 2008	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer