Form 10-Q
period 2008-06-30
YOUNG INNOVATIONS INC
filed 2008-08-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the Registrant’s Common Stock at July 22, 2008:

7,947,537 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

June 30,		December 31,

	2008 (unaudited)	2007

Assets

Current assets:

Cash and cash equivalents	$ 783	$ 528
Trade accounts receivable, net of allowance for doubtful accounts of $458 and $530 in 2008 and 2007, respectively	12,949	13,074
Inventories	15,127	14,381
Other current assets	4,497	4,878

Total current assets	33,356	32,861
Property, plant and equipment, net	33,149	32,992
Goodwill, net	80,483	77,511
Other intangible assets	10,868	11,133
Other assets	4,113	4,271

Total assets	$ 161,969	$ 158,768

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 10,249	$ 7,370

Total current liabilities	10,249	7,370
Long-term debt	34,195	36,646
Long-term secured borrowing	1,936	--
Deferred income taxes	11,611	11,414

Total liabilities	57,991	55,430
Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 and 10,219 shares issued in 2008 and 2007, respectively	102	102
Additional paid-in capital	24,613	25,024
Retained earnings	127,910	122,631
Common Stock in treasury, at cost; 2,240 and 2,007 shares in 2008 and 2007, respectively	(48,989)	(44,595)
Accumulated other comprehensive income	342	176

Total stockholders' equity	103,978	103,338

Total liabilities and stockholders' equity	$ 161,969	$ 158,768

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$ 25,903	$ 24,826	$ 50,298	$ 47,709
Cost of goods sold	12,112	11,247	23,569	21,775

Gross profit	13,791	13,579	26,729	25,934
Selling, general and administrative expenses	8,639	7,783	17,007	15,404

Income from operations	5,152	5,796	9,722	10,530
Interest expense, net	326	157	745	403
Other (income) expense, net	(40)	62	(365)	18

Income before provision for income taxes	4,866	5,577	9,342	10,109
Provision for income taxes	1,765	2,105	3,410	3,816

Net income	$ 3,101	$ 3,472	$ 5,932	$ 6,293

Basic earnings per share	$ 0.38	$ 0.38	$ 0.73	$ 0.69
Diluted earnings per share	$ 0.38	$ 0.37	$ 0.72	$ 0.68
Basic weighted average shares outstanding	8,080	9,125	8,136	9,095
Diluted weighted average shares outstanding	8,154	9,272	8,226	9,249

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$ 5,932	$ 6,293

Adjustments to reconcile net income to net cash flows from operating activities --
Depreciation and amortization	2,024	2,029
Share based compensation expense	710	433
Deferred income taxes	--	555
Loss on private equity investment	53	6
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	195	150
Inventories	(683)	(520)
Other current assets	386	1,387
Other assets	855	(5)
Accounts payable and accrued liabilities	1,504	(336)

Total adjustments	5,044	3,699

Net cash flows from operating activities	10,976	9,992

Cash flows from investing activities:
Payments for acquisitions	(2,735)	--
Purchases of property, plant and equipment	(1,517)	(5,045)
Purchases of private equity investments	(750)	(150)

Net cash flows from investing activities	(5,002)	(5,195)

Cash flows from financing activities:
Borrowings of long-term debt	28,607	11,536
Payments of long-term debt	(31,058)	(15,346)
Borrowings of long-term secured borrowing	3,754	--
Payments of long-term secured borrowing	(864)	--
Proceeds from stock options exercised	436	61
Payment of cash dividend	(653)	(729)
Purchase of treasury stock, net	(6,013)	(1,006)
Tax benefit from stock options exercised	62	--

Net cash flows from financing activities	(5,729)	(5,484)

Effect of exchange rate changes on cash	10	16

Net increase/(decrease) in cash and cash equivalents	255	(671)
Cash and cash equivalents, beginning of period	528	1,017

Cash and cash equivalents, end of period	$ 783	$ 346

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

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

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the six months ended June 30, 2008 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Based on the Company’s evaluation of the indefinite reversal criteria of APB Opinion No. 23 as it relates to investments in foreign subsidiaries, the Company has provided a deferred tax liability for United States income taxes on the undistributed earnings on its foreign subsidiary.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. Tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company reports.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the six months ended June 30, 2008 and 2007, interest income totaled $209 and $205, and interest expense totaled $954 and $608, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $1,763 and $1,961 for the payment of federal and state income taxes and $1,116 and $629 for the payment of interest or loan charges for the six months ended June 30, 2008 and 2007, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-

U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated other comprehensive income. Net currency transaction gains included in other (income) expense, net were $330 and $38 for the six months ended June 30, 2008 and 2007, respectively.

3.	ACQUISITIONS

On July 31, 2006, the Company entered into an agreement, through its wholly-owned subsidiaries Young Microbrush, LLC and Young Microbrush Ireland Ltd., with Microbrush, Inc., a Wisconsin corporation, and Microbrush International Ltd., a Republic of Ireland private limited company, (collectively, “Microbrush”), to acquire substantially all of Microbrush’s assets related to the manufacture, development and distribution of dental products. The acquisition of U.S. purchased assets was completed on July 31, 2006. The acquisition of Irish purchased assets was completed on August 18, 2006. The Company paid approximately $32,777 in cash, including direct transaction costs, in connection with the acquisition. Of the purchase price, $3,000 was paid into an escrow account pending settlement of any indemnification claims. Pursuant to the purchase agreement, the escrow was released on January 31, 2008 in full to the sellers. An additional $2,735 in purchase price was paid by the Company (“Earnout Payment”) on May 13, 2008 for certain performance targets achieved. The acquisition further establishes the Company as a leader in the category of consumable dental products, enabling the Company to expand its product offerings in this area.

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a purchase transaction. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. The finalization of the Microbrush purchase price allocation resulted in a $2,086 net increase to goodwill consisting of an increase of $2,735 related to the settlement of the Earnout Payment, an increase of $82 related to adjustments to the fair value of estimates of assets, an increase of $192 related to revised estimates of fees accrued related to the acquisition, a decrease of $578 related to revised estimates for intangible assets and a decrease of $345 related to restructuring accruals.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition.

Purchase Price		$35,512
Less:
	Current assets	3,295
	Property, plant and equipment	2,775
	Identifiable intangible assets, net	4,903
Plus:
	Current liabilities	(1,284)

Goodwill		$25,823

The allocation of the purchase price to identifiable intangible assets, along with their respective useful lives, is as follows:

Amortizable intangible assets:
Patents (10-12 years)	$913
Non-compete agreement (5 years)	121
Customer relationships (8 years)	563

1,597

Indefinite-lived intangible asset (not subject to amortization):

Trademark/Trade Name	3,306

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

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over two, three, four and five year periods. All outstanding options expire ten years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Stock Options

During the six months ended June 30, 2008 and 2007, the Company recorded pre-tax compensation expense of $116 and $71 related to the Company’s stock option shares. As of June 30, 2008, there was approximately $460 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 2.0 years. The total aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $0 and $3, respectively, and $369 and $196 for the six months ended June 30, 2008 and 2007, respectively. Payments received upon the exercise of stock options for the three months ended June 30, 2008 and 2007 totaled $0 and $0, respectively, and $436 and $61 for the six months ended June 30, 2008 and 2007, respectively. The related tax benefit realized related to these exercises was $0 and $0 for the three months ended June 30, 2008 and 2007, respectively, and $62 and $0 for the six months ended June 30, 2008 and 2007, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average estimated value of stock options granted during the six months ended June 30, 2008 and 2007 was $5.27 and $7.10 per share, respectively, using the following weighted-average assumptions:

	2008	2007
Dividend yield (1)	0.68%	0.55%
Expected volatility (2)	28%	25%
Risk-free interest rate (3)	2.35%	4.72%
Expected life (4)	3.5	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s Common Stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the six months ended June 30, 2008:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	863	$ 24.71
Granted	38	$ 23.67
Exercised	36	$ 12.29
Forfeited or expired	13	$ 32.07

Outstanding at June 30, 2008	852	$ 25.06	4.65 yrs	$ 2,642

Exercisable at June 30, 2008	755	$ 24.80	4.73 yrs	$ 2,642

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the six months ended June 30, 2008 and 2007, the Company recorded pre-tax compensation expense of $594 and $362, respectively, related to the Company’s non-vested equity shares. As of June 30, 2008, there was approximately $3,259 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 3.0 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2008:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2008	134	$29.32
Granted	35	$23.02
Vested	(36)	$29.22
Forfeited	--	--

Non-vested equity shares, June 30, 2008	133	$27.71

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At June 30, 2008, the Company had an unfunded capital commitment of up to $1,350. As of June 30, 2008, the total capital commitment paid by the Company was $1,650. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity (income) loss is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other (income) expense, net and totaled $16 and $19 for the three months ended June 30, 2008 and 2007, respectively.

6.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $42 and $681 during the six months ended June 30, 2008 and 2007, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party buyer has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions will be treated as financing and the loans will remain on the Company’s balance sheet. As of June 30, 2008, the amount of notes receivable transferred to a third party was $2,890, of which $954 is classified as a short-term notes receivable and $1,936 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

Notes receivable consist of the following:

	June 30,	December 31,
	2008	2007

Notes receivable, short-term	$ 1,362	$ 1,571
Notes receivable, long-term	2,550	3,407

Total notes receivable	$ 3,912	$ 4,978

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Finished products	$ 6,507	$ 6,081
Work in process, long-term	2,706	2,349
Raw materials and supplies	5,914	5,951

Total inventories	$ 15,127	$ 14,381

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2008	2007

Land	$ 3,449	$ 3,449
Buildings and improvements	18,382	19,461
Machinery and equipment	24,711	24,384
Equipment rented to others	6,763	7,321
Construction in progress	1,745	1,227

	$55,050	$55,842

Less: Accumulated depreciation	(21,901)	(22,850)

Total property, plant and equipment, net	$ 33,149	$ 32,992

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2007	$ 77,511
Payment of earnout consideration (see footnote 3)	2,735
Foreign currency translation	237

Balance at June 30, 2008	$ 80,483

Other intangible assets consist of the following:

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 275	$ 925
Core technology	591	137	454
Patents	2,256	782	1,474
Product formulas	430	76	354
Supplier relationships	399	251	148
Customer relationships	813	298	515
Non-compete agreements	508	367	141

Total	$ 6,197	$ 2,186	$ 4,011

Intangible assets not subject to amortization
Trademarks	$ 6,857		$ 6,857

Total intangible assets	$ 13,054	$ 2,186	$ 10,868

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 245	$ 955
Core technology	591	123	468
Patents	2,256	678	1,578
Product formulas	430	71	359
Supplier relationships	399	224	175
Customer relationships	813	238	575
Non-compete agreements	508	342	166

Total	$ 6,197	$ 1,921	$ 4,276

Intangible assets not subject to amortization
Trademarks	$ 6,857		$ 6,857

Total intangible assets	$ 13,054	$ 1,921	$ 11,133

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the six months ended June 30, 2008 and 2007 was $266 and $307, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/08	$532
For the year ending 12/31/09	532
For the year ending 12/31/10	532
For the year ending 12/31/11	491
For the year ending 12/31/12	451

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has a $40,805 unused line of credit at June 30, 2008. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2008 and December 31, 2007, the Company was in compliance with these covenants.

Long-term debt was as follows:
	June 30, 2008	December 31, 2007
Revolving credit facility due 2010 with a weighted-average interest rate of 3.62%	$ 34,195	$ 36,646
Less - current portion	--	--

	$ 34,195	$ 36,646

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2008 and December 31, 2007, respectively, approximately $628 and $75, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$3,101	$3,472	$5,932	$6,293
Weighted average shares outstanding for basic earnings per share	8,080	9,125	8,136	9,095
Dilutive effect of stock options and restricted stock	74	147	90	154
Weighted average shares outstanding for diluted earnings per share	8,154	9,272	8,226	9,249
Basic earnings per share	$0.38	$0.38	$0.73	$0.69
Diluted earnings per share	$0.38	$0.37	$0.72	$0.68

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company generally warrants its products against defects and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $318 and $318 at June 30, 2008 and December 31, 2007, respectively.

13.	RELATED-PARTY TRANSACTIONS:

During the six month period ended June 30, 2008 and 2007, respectively, the Company paid consulting fees of $25 and $25 to a corporation which is wholly owned by George E. Richmond, the Company’s Chairman.

14.	SUBSEQUENT EVENTS:

On July 20, 2008, the Board declared a quarterly dividend of $0.04 per share, payable September 15, 2008 to shareholders of record on August 15, 2008.

15.	NEW ACCOUNTING STANDARDS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of the beginning of its 2008 fiscal year and the adoption did not impact the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” FAS 162 will not impact our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company has included in its MD&A its most critical accounting policies, the judgments and uncertainties affecting the application of those policies, and the likelihood that materially different amounts would be reported under different conditions using different assumptions. A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company believes that the following accounting policies fit this definition:

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

Goodwill and other intangible assets – In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales

Net sales increased $1,077 or 4.3% to $25,903 in the second quarter of 2008 from $24,826 in the second quarter of 2007. The sales increase in the quarter reflects solid overall demand for the Company’s product offering and strong sales in its home care product lines driven in part by a pre-announced July 1, 2008 price increase. The impact of currency translation on sales increased reported sales by approximately $270 as the U.S. dollar was weaker against other major currencies.

Gross Profit

Gross profit increased $212 or 1.6% to $13,791 in the second quarter of 2008 compared to $13,579 in the second quarter of 2007. The additional gross profit was primarily a result of increased net sales. Gross margin decreased to 53.2% of net sales in the second quarter of 2008 from 54.7% in the second quarter of 2007. Gross margin continues to have volatility related to changes in product mix variances and increasing raw materials costs offset by the positive impact of operating efficiencies and sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $856 or 11.0% to $8,639 in the second quarter of 2008 from $7,783 in the second quarter of 2007. SG&A increased primarily due to ongoing investments in sales and marketing in addition to higher equity compensation expense. Share-based compensation cost totaled $369 in the second quarter of 2008 compared to $287 in the second quarter of 2007. As a percent of net sales, SG&A expenses increased 2.0 percentage points to 33.4% in the second quarter of 2008 compared to 31.4% in the second quarter of 2007 as a result of the factors explained above.

Income from Operations

Income from operations decreased $644 or 11.1% to $5,152 in the second quarter of 2008 compared to $5,796 in the second quarter of 2007. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net increased $169 to $326 in the second quarter of 2008 from $157 in the second quarter of 2007. The increase was attributable to additional interest expense resulting from borrowings on the Company’s credit facility primarily related to the August 2007 repurchase of one million shares, in addition to continued stock buy-back activity during the quarter.

Other (Income) Expense, net

Other (income) expense, net increased $(102) to $(40) in the second quarter of 2008 from $62 in the second quarter of 2007. This increase was due to higher levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes decreased $340 in the second quarter of 2008 to $1,765 from $2,105 in the second quarter of 2007 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the second quarter of 2008 was 36.27% compared to 37.75% in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales

Net sales increased $2,589 or 5.4% to $50,298 in the first six months of 2008 from $47,709 in the first six months of 2007. The sales increase reflects solid end-user demand for the Company’s overall product offering. The impact of currency translation on sales increased reported sales by approximately $510 as the U.S. dollar was weaker against other major currencies.

Gross Profit

Gross profit increased $795 or 3.1% to $26,729 in the first six months of 2008 compared to $25,934 in the first six months of 2007. The additional gross profit was primarily a result of increased net sales. Gross margin decreased to 53.1% of net sales in the first six months of 2008 compared to 54.4% in the first six months of 2007. Gross margin continues to have volatility related to changes in product mix variances and increasing raw materials costs offset by the positive impact of operating efficiencies and sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,603 or 10.4% to $17,007 in the first six months of 2008 from $15,404 in the first six months of 2007. SG&A increased primarily due to continued investments in sales and marketing in addition to higher equity compensation expense. Share-based compensation cost totaled $710 in the first six months of 2008 compared to $433 in the first six months of 2007. As a percent of net sales, SG&A expenses increased 1.5 percentage points to 33.8% in the first six months of 2008 compared to 32.3% in the first six months of 2007 as a result of the factors explained above.

Income from Operations

Income from operations decreased $808 or 7.7% to $9,722 in the first six months of 2008 compared to $10,530 in the first six months of 2007. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net increased $342 to $745 in the first six months of 2008 from $403 in the first six months of 2007. The increase was primarily attributable to additional interest expense resulting from borrowings on the Company’s credit facility.

Other (Income) Expense, net

Other (income) expense, net increased $(383) to $(365) in the first six months of 2008 from $18 in the first six months of 2007. This increase was primarily attributable to a foreign exchange impact on debt repaid from the Company’s Irish subsidiary of approximately $300.

Provision for Income Taxes

Provision for income taxes decreased $406 in the first six months of 2008 to $3,410 from $3,816 in the first six months of 2007 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first six months of 2008 was 36.50% compared to 37.75% in the first six months of 2007.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $10,976 and $9,992 for the first six months of 2008 and 2007, respectively. Net capital expenditures for property, plant and equipment were $1,517 and $5,045 for the first six months of 2008 and 2007, respectively. Significant capital expenditures included buildings, facility improvements and new equipment purchases. Future capital expenditures are expected to include facility development and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party buyer has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions will be treated as financing and the loans will remain on the Company’s balance sheet. As of June 30, 2008, the amount of notes receivable transferred to a third party was $2,890, of which $954 is classified as a short-term notes receivable and $1,936 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2008 and December 31, 2007, the Company was in compliance with all of these covenants. At June 30, 2007, the Company had $34,195 in outstanding borrowings under this agreement and $40,805 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $161 and $90 of additional interest expense in the six month periods ended June 30, 2008 and 2007, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $161 and $90 in the six month periods ended June 30, 2008 and 2007, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the six months ended June 30, 2008, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 32% were denominated in Euros and 4% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1, 1A, 3 and 5 are inapplicable and have been omitted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2008	79	$17.15	79	280
May 2008	51	$19.77	51	449
June 2008	76	$19.75	76	373
Total Second Quarter 2008	206	$18.76	206

(1)

The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2008. The authorization will expire July 31, 2009 and replaces the previous share repurchase program which was scheduled to expire on July 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

A regular Annual Meeting of Shareholders was held on May 6, 2008. The following proposal was submitted to the shareholders for a vote at the annual meeting:

1. To elect five directors until the Annual Meeting in 2009 or until their successors are duly elected and qualified.

The following directors were elected at the Annual Meeting:

George E. Richmond, Alfred E. Brennan, Richard J. Bliss, Dr. Patrick J. Ferrillo, and Brian F. Bremer.

The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
George E. Richmond	7,612,624	424,512
Alfred E. Brennan	7,887,912	149,224
Brian F. Bremer	6,427,922	1,609,214
Dr. Patrick J. Ferrillo	6,428,982	1,608,154
Richard J. Bliss	6,426,379	1,610,757

Each nominee received a majority of the votes cast and therefore were duly elected as directors of Young Innovations, Inc.

Item 6.	Exhibits.

Exhibits.

4.1	Consent and Amendment to Amended and Resated Credit Facilities Agreement, dated May 7, 2008.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

August 7, 2008	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer