Form 10-Q
period 2008-09-30
YOUNG INNOVATIONS INC
filed 2008-11-07
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock at October 20, 2008:

7,838,035 shares of Common Stock, par value $.01 per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2008 (unaudited)	2007
Assets
Current assets:
Cash and cash equivalents	$ 957	$ 528
Trade accounts receivable, net of allowance for doubtful accounts of $455 and $530 in 2008 and 2007, respectively	12,117	13,074
Inventories	16,195	14,381
Other current assets	3,925	4,878

Total current assets	33,194	32,861
Property, plant and equipment, net	32,739	32,992
Goodwill	80,347	77,511
Other intangible assets	10,735	11,133
Other assets	3,975	4,271

Total assets	$ 160,990	$ 158,768

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 10,295	$ 7,370

Total current liabilities Long-term debt Long-term secured borrowing Deferred income taxes	10,295 33,023 1,739 11,410	7,370 36,646 -- 11,414

Total liabilities	56,467	55,430
Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 and 10,219 shares issued in 2008 and 2007, respectively	102	102
Additional paid-in capital	24,991	25,024
Retained earnings	130,743	122,631
Common Stock in treasury, at cost; 2,352 and 2,007 shares in 2008 and 2007, respectively	(51,307)	(44,595)
Accumulated other comprehensive (loss) income	(6)	176

Total stockholders' equity	104,523	103,338

Total liabilities and stockholders' equity	$ 160,990	$ 158,768

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$ 24,922	$ 24,652	$ 75,220	$ 72,361
Cost of goods sold	11,759	11,900	35,328	33,675

Gross profit	13,163	12,752	39,892	38,686
Selling, general and administrative expenses	7,955	7,601	24,962	23,005

Income from operations	5,208	5,151	14,930	15,681
Interest expense, net	324	358	1,069	761
Other (income) expense, net	(18)	33	(383)	51

Income before provision for income taxes	4,902	4,760	14,244	14,869
Provision for income taxes	1,754	1,685	5,164	5,501
Net income	$ 3,148	$ 3,075	$ 9,080	$ 9,368

Basic earnings per share	$ 0.40	$ 0.36	$ 1.13	$ 1.05
Diluted earnings per share	$ 0.39	$ 0.35	$ 1.11	$ 1.03
Basic weighted average shares outstanding	7,915	8,600	8,062	8,928
Diluted weighted average shares outstanding	8,013	8,773	8,153	9,082

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$ 9,080	$ 9,368
Adjustments to reconcile net income to net cash flows from operating activities --
Depreciation and amortization	3,030	3,093
Share based compensation expense	1,073	758
Deferred income taxes	--	1,010
Loss on private equity investment	75	18
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	885	(396)
Inventories	(1,840)	(148)
Other current assets	954	999
Other assets	971	(201)
Accounts payable and accrued liabilities	1,783	2,168

Total adjustments	6,931	7,301

Net cash flows from operating activities	16,011	16,669

Cash flows from investing activities:
Payments for acquisitions	(2,735)	--
Purchases of property, plant and equipment	(2,176)	(6,579)
Purchases of private equity investments	(750)	(150)

Net cash flows from investing activities	(5,661)	(6,729)

Cash flows from financing activities:
Borrowings of long-term debt	42,975	42,580
Payments of long-term debt	(46,598)	(23,390)
Borrowings of long-term secured borrowing	3,754	--
Payments of long-term secured borrowing	(1,248)	--
Proceeds from stock options exercised	443	170
Payment of cash dividend	(968)	(1,063)
Purchase of treasury stock	(8,325)	(27,054)
Tax benefit from stock options exercised	65	47

Net cash flows from financing activities	(9,902)	(8,710)

Effect of exchange rate changes on cash	(19)	45

Net increase in cash and cash equivalents	429	1,275
Cash and cash equivalents, beginning of period	528	1,017

Cash and cash equivalents, end of period	$ 957	$ 2,292

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally requires payment within

30 days from the date of invoice and offers cash discounts for early payment. For certain acquired businesses that offer different terms, the Company migrates these customers to the terms referred above within a 2-5 year period.

The Company offers discounts to its distributors if certain conditions are met. Customer allowances, volume discounts and rebates, and other short-term incentive programs are recorded as a reduction in reported revenues at the time of sale. The Company reduces product revenue for the estimated redemption of annual rebates on certain current product sales. Customer allowances and rebates are estimated based on historical experience and known trends.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The Company owns X-ray equipment rented on a month-to-month basis to customers. A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years.

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates. When the Company’s estimate of the annual effective income tax rate changes the year-to-date effect of the change is recorded in the current period.

The Company adopted FASB No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007. As of December 31, 2007, the Company had $111 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of December 31, 2007, the Company had accrued $29 of penalties and interest related to uncertain tax positions.

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the nine months ended September 30, 2008 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Based on the Company’s evaluation of the indefinite reversal criteria of APB Opinion No. 23 as it relates to investments in foreign subsidiaries, the Company has provided a deferred tax liability for United States income taxes on the undistributed earnings of its foreign subsidiary.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. Tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company reports.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the nine months ended September 30, 2008 and 2007, interest income totaled $289 and $308, and interest expense totaled $1,358 and $1,069, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $3,192 and $3,385 for the payment of federal and state income taxes and $1,510 and $1,064 for the payment of interest or loan charges for the nine months ended September 30, 2008 and 2007, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated other comprehensive (loss) income. Net currency transaction gains included in other (income) expense, net were $349 and $100 for the nine months ended September 30, 2008 and 2007, respectively.

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

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over one, two, three, four and five year periods. All outstanding options expire ten years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Stock Options

During the nine months ended September 30, 2008 and 2007, the Company recorded pre-tax compensation expense of $178 and $120 related to the Company’s stock option shares. As of September 30, 2008, there was approximately $398 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.8 years. The total aggregate intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $9 and $129, respectively, and $378 and $263 for the nine months ended September 30, 2008 and 2007, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2008 and 2007 totaled $7 and $109, respectively, and $443 and $170 for the nine months ended September 30, 2008 and 2007, respectively. The related tax benefit realized related to these exercises was $3 and $47 for the three months ended September 30, 2008 and 2007, respectively, and $65 and $47 for the nine months ended September 30, 2008 and 2007, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average estimated value of stock options granted during the nine months ended September 30, 2008 and 2007 was $5.27 and $7.10 per share, respectively, using the following weighted-average assumptions:

	2008	2007
Dividend yield (1)	0.68%	0.55%
Expected volatility (2)	28%	25%
Risk-free interest rate (3)	2.35%	4.72%
Expected life (4)	3.5	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s Common Stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the nine months ended September 30, 2008:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2008	863	$ 24.71
Granted	38	$ 23.67
Exercised	(36)	$ 12.23
Forfeited or expired	(58)	$ 33.51

Outstanding at September 30, 2008	807	$ 24.59	4.33 yrs	$ 2,413

Exercisable at September 30, 2008	716	$ 24.29	4.40 yrs	$ 2,413

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the nine months ended September 30, 2008 and 2007, the Company recorded pre-tax compensation expense of $894 and $638, respectively, related to the Company’s non-vested equity shares. As of September 30, 2008, there was approximately $2,926 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.8 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2008:

	Shares (000)	Weighted-Average Grant Date Fair Value

Non-vested equity shares, January 1, 2008	134	$29.32
Granted	35	$23.02
Vested	(36)	$29.22
Forfeited	(1)	$29.15

Non-vested equity shares, September 30, 2008	132	$27.70

5.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At September 30, 2008, the Company had an unfunded capital commitment of up to $1,350. As of September 30, 2008, the total capital commitment paid by the Company was $1,650. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity (income) loss is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other (income) expense, net and totaled $22 and $12 for the three months ended September 30, 2008 and 2007, respectively.

6.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used as collateral to secure the notes. Total revenue from sales of equipment financed by the Company was $45 and $754 during the nine months ended September 30, 2008 and 2007, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As of September 30, 2008, the amount of notes receivable transferred to a third party was $2,506, of which $767 is classified as a short-term notes receivable and $1,739 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

Notes receivable consist of the following:

	September 30,	December 31,
	2008	2007

Notes receivable, short-term	$ 1,061	$ 1,571
Notes receivable, long-term	2,433	3,407

Total notes receivable	$ 3,494	$ 4,978

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

7.	INVENTORIES:

Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Finished products	$ 7,511	$ 6,081
Work in process	2,548	2,349
Raw materials and supplies	6,136	5,951

Total inventories	$ 16,195	$ 14,381

8.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2008	2007

Land	$ 3,449	$ 3,449
Buildings and improvements	20,545	19,461
Machinery and equipment	23,521	24,384
Equipment rented to others	6,387	7,321
Construction in progress	1,349	1,227

	$55,251	$55,842

Less: Accumulated depreciation	(22,512)	(22,850)

Total property, plant and equipment, net	$ 32,739	$ 32,992

9.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2007	$ 77,511
Payment of earnout consideration (see footnote 3)	2,735
Foreign currency translation	101

Balance at September 30, 2008	$ 80,347

Other intangible assets consist of the following:

	As of September 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
License agreements	$ 1,200	$ 290	$ 910
Core technology	591	145	446
Patents	2,256	834	1,422
Product formulas	430	79	351
Supplier relationships	399	264	135
Customer relationships	813	328	485
Non-compete agreements	508	379	129

Total	$ 6,197	$ 2,319	$ 3,878

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857

Total intangible assets	$ 13,054	$ 2,319	$ 10,735

	As of December 31, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets
License agreements	$ 1,200	$ 245	$ 955
Core technology	591	123	468
Patents	2,256	678	1,578
Product formulas	430	71	359
Supplier relationships	399	224	175
Customer relationships	813	238	575
Non-compete agreements	508	342	166

Total	$ 6,197	$ 1,921	$ 4,276

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857

Total intangible assets	$ 13,054	$ 1,921	$ 11,133

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the nine months ended September 30, 2008 and 2007 was $398 and $398, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/08	$ 532
For the year ending 12/31/09	532
For the year ending 12/31/10	532
For the year ending 12/31/11	491
For the year ending 12/31/12	451

10.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has a $41,977 unused line of credit at September 30, 2008. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2008 and December 31, 2007, the Company was in compliance with these covenants.

Long-term debt was as follows:
	September 30, 2008	December 31, 2007
Revolving credit facility due 2010 with a weighted-average interest rate of 3.66%	$ 33,023	$ 36,646
Less - current portion	--	--

	$ 33,023	$ 36,646

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2008 and December 31, 2007, respectively, approximately $854 and $75 of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

	(unaudited)		(unaudited)

Net income	$3,148	$3,075	$9,080	$9,368
Weighted average shares outstanding for basic earnings per share	7,915	8,600	8,062	8,928
Dilutive effect of stock options and restricted stock	98	173	91	154
Weighted average shares outstanding for diluted earnings per share	8,013	8,773	8,153	9,082
Basic earnings per share	$0.40	$0.36	$1.13	$1.05
Diluted earnings per share	$0.39	$0.35	$1.11	$1.03

12.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $372 and $318 at September 30, 2008 and December 31, 2007, respectively. The following is a rollforward of the Company’s warranty accrual for the nine months ended September 30, 2008:

Balance, December 31, 2007	$ 318
Accruals for warranties issued during the year	345
Accruals related to pre-existing warranties	80
Warranty settlements made during the year	(371)

Balance, September 30, 2008	$ 372

13.	RELATED-PARTY TRANSACTIONS:

During the nine month period ended September 30, 2008 and 2007, respectively, the Company paid consulting fees of $38 and $38 to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman.

14.	SUBSEQUENT EVENTS:

On October 20, 2008, the Board declared a quarterly dividend of $0.04 per share, payable December 15, 2008 to shareholders of record on November 14, 2008.

15.	NEW ACCOUNTING STANDARDS

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this statement will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this staff position, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The provisions of SFAS 157 have not been applied to non-financial assets and non-financial liabilities. The major categories of assets and liabilities that are measured at fair value, for which the Company has not applied the provisions of SFAS 157, are as follows: reporting units measured at fair value in the first step of a goodwill impairment under SFAS 142, long-lived assets, including intangible assets measured at fair value for an impairment assessment under SFAS 144.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of 2009.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). Under FAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. FAS 162 will be effective on November 15, 2008. FAS 162 will not impact the Company’s financial statements.

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

Goodwill and other intangible assets – In accordance with the provisions of SFAS No. 142, goodwill and other long-lived assets with indefinite useful lives are reviewed by management for impairment annually or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales

Net sales increased $270 or 1.1% to $24,922 in the third quarter of 2008 from $24,652 in the third quarter of 2007. The sales increase this quarter reflects continued solid overall demand for the Company’s consumable products, which offset weaker demand for the Company’s diagnostic product line. The increase in sales of the Company’s consumable products was primarily due to strong execution of sales and marketing in addition to a price increase of certain consumable products. The sales shortfall in the Company’s diagnostic product line was principally due to lower government and international sales and a lower conversion rate for outstanding proposals, as some dentists deferred purchases. In addition, reported sales increased by approximately $123 principally as a result of a weaker U.S. dollar against the Euro in the third quarter of 2008 compared to the third quarter of 2007.

Gross Profit

Gross profit increased $411 or 3.2% to $13,163 in the third quarter of 2008 compared to $12,752 in the third quarter of 2007. The additional gross profit was primarily a result of increased net sales. Gross margin increased to 52.8% of net sales in the third quarter of 2008 from 51.7% in the third quarter of 2007. Gross margin was impacted by changes in product mix, improved operating efficiencies and increased sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $354 or 4.7% to $7,955 in the third quarter of 2008 from $7,601 in the third quarter of 2007. SG&A increased primarily due to increased personnel costs to support the growth of the business. Share-based compensation cost totaled $363 in the third quarter of 2008 compared to $325 in the third quarter of 2007. As a percent of net sales, SG&A expenses increased 1.1 percentage points to 31.9% in the third quarter of 2008 compared to 30.8% in the third quarter of 2007 as a result of the factors explained above.

Income from Operations

Income from operations increased $57 or 1.1% to $5,208 in the third quarter of 2008 compared to $5,151 in the third quarter of 2007. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $34 to $324 in the third quarter of 2008 from $358 in the third quarter of 2007. The decrease was attributable to lower interest rates in the third quarter of 2008 compared to the third quarter of 2007.

Other (Income) Expense, net

Other (income) expense, net increased $(51) to $(18) in the third quarter of 2008 from $33 in the third quarter of 2007. This increase was due to higher levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes increased $69 in the third quarter of 2008 to $1,754 from $1,685 in the third quarter of 2007 as a result of higher pre-tax income as well as an increase in the effective tax rate. The effective tax rate in the third quarter of 2008 was 35.8% compared to 35.4% in the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales

Net sales increased $2,859 or 4.0% to $75,220 in the first nine months of 2008 from $72,361 in the first nine months of 2007. The sales increase reflects continued solid overall demand for the Company’s consumable products, which offset weaker demand for the Company’s diagnostic product line. The sales shortfall in the Company’s diagnostic product line in the third quarter of 2008 was principally due to lower government and international sales and a lower conversion rate for outstanding proposals, as some dentists deferred purchases. In addition, reported sales increased by approximately $630 principally as a result of a weaker U.S. dollar against the Euro in the first nine months of 2008 compared to the first nine months of 2007.

Gross Profit

Gross profit increased $1,206 or 3.1% to $39,892 in the first nine months of 2008 compared to $38,686 in the first nine months of 2007. The additional gross profit was primarily a result of increased net sales. Gross margin decreased to 53.0% of net sales in the first nine months of 2008 compared to 53.5% in the first nine months of 2007. The slight decrease in gross margin is a result of changes in product mix offset by the positive impact of operating efficiencies and sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $1,957 or 8.5% to $24,962 in the first nine months of 2008 from $23,005 in the first nine months of 2007. SG&A increased primarily due to continued investments in personnel costs, principally in sales and marketing, in addition to higher equity compensation expense. Share-based compensation cost totaled $1,073 in the first nine months of 2008 compared to $758 in the first nine months of 2007. As a percent of net sales, SG&A expenses increased 1.4 percentage points to 33.2% in the first nine months of 2008 compared to 31.8% in the first nine months of 2007 as a result of the factors explained above.

Income from Operations

Income from operations decreased $751 or 4.8% to $14,930 in the first nine months of 2008 compared to $15,681 in the first nine months of 2007. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net increased $308 to $1,069 in the first nine months of 2008 from $761 in the first nine months of 2007. The increase was attributable to higher debt levels offset by lower interest rates in the first nine months of 2008 compared to the first nine months of 2007.

Other (Income) Expense, net

Other (income) expense, net increased $(434) to $(383) in the first nine months of 2008 from $51 in the first nine months of 2007. This increase was primarily attributable to a foreign exchange impact on debt repaid from the Company’s Irish subsidiary of approximately $300.

Provision for Income Taxes

Provision for income taxes decreased $337 in the first nine months of 2008 to $5,164 from $5,501 in the first nine months of 2007 as a result of lower pre-tax income as well as a decrease in the effective tax rate. The effective tax rate in the first nine months of 2008 was 36.3% compared to 37.0% in the first nine months of 2007.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $16,011 and $16,669 for the first nine months of 2008 and 2007, respectively. Net capital expenditures for property, plant and equipment were $2,176 and $6,579 for the first nine months of 2008 and 2007, respectively. The decrease was attributable primarily to the completion of a distribution and manufacturing facility in 2007. Significant capital expenditures included buildings, facility improvements and new equipment purchases. Future capital expenditures are expected to include facility expansion and improvements, panoramic X-ray machines for the Company’s rental program, production machinery and information systems.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As of September 30, 2008, the amount of notes receivable transferred to a third party was $2,506, of which $767 is classified as a short-term notes receivable and $1,739 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2008 and December 31, 2007, the Company was in compliance with all of these covenants. At September 30, 2008 the Company had $33,023 in outstanding borrowings under this agreement and $41,977 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis. If market and other conditions change from those we anticipate, our liquidity may be affected.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $246 and $164 of additional interest expense in the nine month periods ended September 30, 2008 and 2007, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $246 and $164 in the nine month periods ended September 30, 2008 and 2007, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2008, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 32% were denominated in Euros and 4% in Canadian dollars. The Company does not believe that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Items 1, 3, 4 and 5 are inapplicable and have been omitted.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below. The description of these material changes does not represent a comprehensive list of risk factors that could cause our results to differ from those that are currently anticipated and, therefore, should be read in conjunction with the risk factors and other information disclosed in our 2007 Annual Report.

Our results of operations may be adversely impacted by a worldwide macroeconomic downturn. As a result, the market price of our common stock may decline.

In 2008, general worldwide economic conditions have declined due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased and volatile commodity and energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2008	32	$21.44	32	341
August 2008	52	$20.55	52	289
September 2008	28	$19.75	28	261
Total Third Quarter 2008	112	$20.60	112

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

YOUNG INNOVATIONS, INC.

November 6, 2008	/s/	Alfred E. Brennan, Jr.
----------------------	-----------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer