Form 10-K
period 2008-12-30
YOUNG INNOVATIONS INC
filed 2009-03-12
CIK 949874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates based on The Nasdaq Global Select Market closing price as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $105 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the registrant's Common Stock at February 23, 2009:

7,854,658 shares of Common Stock, $0.01 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders (the “2009” Proxy Statement”) are incorporated by reference into Part III of this Report.

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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. International sales represented approximately 18% of the Company’s total net sales in 2008.

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

In 1995, following the acquisition of The Lorvic Corporation, the Company incorporated as Young Innovations, Inc. in the state of Missouri. Since then, the Company has acquired a number of complementary businesses, and introduced a variety of new products. Through these acquisitions and new product introductions, the Company has expanded its preventive and infection control product offerings, and entered a number of new product areas, including dental diagnostic imaging, handpieces, home care products, and endodontics. The Company believes its continued commitment to providing innovative products to meet the evolving needs of dental professionals has earned it a reputation for quality, reliability and value.

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

•

Improve Operating Efficiency. The Company strives to reduce costs and rationalize expenses across its operations in an effort to maximize profitability and better serve its customers. In order to realize operating efficiencies, the Company seeks cost savings through manufacturing and process improvements, administrative and marketing synergies, and strategic facility consolidations.

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

Select Acquisitions

Company Name	Acquisition Year	Key Product Additions
The Lorvic Corporation	1995	Infection control products
Denticator International, Inc.	1996	Popular-priced disposable prophy angles
Panoramic Corporation	1998	Panoramic X-ray equipment and supplies
Athena Technology, Inc.	1999	Dental handpieces and related components
Plak Smacker, Inc.	2000	Home care products and flavored gloves
Biotrol and Challenge (subsidiaries of Pro-Dex, Inc.)	2001	Infection control products, prophy pastes and other preventive products
Obtura Corporation & Earth City Technologies, Inc.	2003	Endodontic products
D&N Microproducts, Inc.	2006	Panoramic X-ray equipment
Microbrush, Inc. and Microbrush International Ltd.	2006	Dental micro-applicators

Products

The Company’s $99,143 in sales for 2008 were derived from the manufacture and distribution of the products described below. The Company offers many different products which fall within one of two general categories- consumables and diagnostics. Consumables consist of preventive, infection control, micro-applicators, home care and endodontic products. Diagnostics consist of X-ray machines and supplies. Revenue from consumables was $87,432, $83,376 and $76,975 for 2008, 2007 and 2006, respectively. Revenue from diagnostics was $11,711, $14,026 and $13,830 for 2008, 2007 and 2006, respectively.

Consumables:

Preventive. The Company believes it is a leading supplier of preventive products to the U.S. professional dental market. Preventive products include:

•

Prophy Angles. The Company offers a broad line of prophy products. The prophy angle, in combination with prophy paste, is used in the typical biannual teeth cleaning treatment that helps remove plaque and polishes teeth. The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental (premium-priced) and Denticator (popular-priced) brand names, as well as through private-label relationships. The Company believes it is a leading U.S. manufacturer and distributor of disposable prophy angles, with its extensive line of prophy products that suit the wide variety of customer needs and desires.

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
•

Handpieces and components. Under the Athena Champion brand name, the Company manufactures and markets low and high-speed dental handpieces. Handpieces are used for teeth-cleaning and during restorative procedures, including removing decay during cavity preparation procedures. The Company also provides repair and maintenance services for handpieces.

•	Moisture control. The Company offers a variety of moisture control products, including Dri-Aid and Surg-O-Vac, used to remove and absorb saliva or liquids during a variety of common dental procedures.

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

Micro-applicators. The Company manufactures a variety of disposable micro-applicators and bristle brush applicators, under the Microbrush brand name, designed specifically for fast application of minute amounts of material in areas of limited access. The products are used in dental procedures such as the application of tooth whitening products, sealants, disclosing products, orthodontic brackets, topical analgesics, bonding agents and other restorative materials.

Home Care. The Company markets a line of products to dentists, pediatric dentists and orthodontists that are sold or given to patients for use at home. The Company’s home care products include:

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

Endodontic. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and then filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company’s endodontic products include:

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

Diagnostics:

The Company markets panoramic dental X-ray systems and supplies in the U.S. under the Panoramic brand name. The Company’s diagnostic products include:

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

•

Digital. The Company’s PC-1000 and PC-1000/Laser-1000 provide the platform which produces the X-ray image. The Company offers two direct digital solutions, the PC-4000, an integrated digital Panoramic X-ray machine, and the DR-1000, which can be purchased with a new panoramic X-ray machine or added to a dentist’s current panoramic machine.

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

Sales and Marketing of Professional Products

The Company markets its preventive, micro-applicator and infection control products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 15.9% and 12.7%, respectively, of the Company's sales in 2008. In addition to marketing through distributors in the U.S., the Company sells products directly to dental providers and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

The Company actively supports its distributor relationships with Company sales personnel and independent sales representatives in the U.S. and Canada as well as in countries outside of North America. These sales representatives educate the Company’s distributors about the quality, reliability and features of its products. The Company also advertises its products through industry publications. To supplement its other marketing efforts, the Company provides product samples to dental professionals and exhibits its products at industry trade shows. In addition, the Company seeks to generate interest in its products by providing information and marketing materials to influential lecturers and consultants in the dental industry.

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

Research and development costs are expensed when incurred and totaled $796, $738, and $915, for 2008, 2007 and 2006, respectively.

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

Handpieces and Components. The Company uses a variety of CNC machines to manufacture a number of the components required to produce its high-speed and low-speed handpieces in its Earth City, Missouri facility. Certain other handpiece component parts are sourced from a variety of Original Equipment Manufacturers (OEMs). The Company assembles and provides repair services for its handpieces in its Earth City, Missouri facility.

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

Home Care Products. The Company sources most of its home care kit components, toothbrushes, and examination gloves from manufacturers in Asia, principally China, Taiwan, Malaysia, India and Vietnam. Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

Endodontic Products. Obturation and ultrasonic systems are manufactured at the Earth City, Missouri facility. A variety of components and subassemblies are sourced domestically.

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.

Competition

The markets for the Company’s products are highly competitive. The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price. The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor. Some of the Company’s competitors have greater financial, research, manufacturing, and marketing resources than the Company. The Company's competitors include DENTSPLY International Inc.; Danaher Corporation; Preventive Technologies, Inc.; John O. Butler Company; Instrumentarium; Planmeca OY; StarDental, a division of DentalEZ Group, Proctor and Gamble Co. and Colgate-Palmolive Co.

The Company competes with manufacturers of both branded and private-label dental products. The Company believes it is a leading U.S. manufacturer or distributor of prophy angles and cups, liquid surface disinfectants, dental micro-applicators and obturation units designed for warm, vertical condensation.

FDA Regulation

The Company’s products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (FDA). To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements and penalties for non compliance are more stringent than those applicable in the United States. They also vary from country to country.

Medical Device Regulation. Pursuant to the Federal Food, Drug, and Cosmetic Act (“Act”), and the FDA’s implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations though some states may have additional licensure and other requirements and may conduct inspections of facilities on behalf of or in addition to inspections by FDA. Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness for the labeled use. Currently, the Company’s dental device products are classified as either Class I or Class II devices. Class I devices are subject to "general controls," such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding. Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device-specific requirements. All of the Company’s dental device products are subject to ongoing regulatory oversight by the FDA to ensure compliance with, among other things, product labeling, GMP/quality system regulation (QSR), recordkeeping, and medical device (adverse reaction) reporting requirements. The Company’s medical imaging products as well as other products that emit radiation are also subject to additional FDA requirements for radiation safety. The Company’s facilities are further subject to periodic inspection by the FDA, as well as state and local agencies. Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction, fines and civil penalties and/or criminal or civil proceedings. In the medical device arena, the FDA may also request repair, replacement, or refund of the cost of any medical device manufactured or distributed by the Company. The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by the Act.

Drug Regulation. The Company also markets drug products, such as fluorides, which are subject to regulation by the FDA and the counterpart agencies of the foreign countries where the products are sold. The FDA regulates the development, manufacture, sale, and distribution of drugs, including their introduction into interstate commerce as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting. In general, unless a drug product falls within an over-the-counter (OTC) monograph, is generally recognized as safe and effective for the labeled use, or is entitled to grandfather status, the drug must be approved by FDA pursuant to an approved new drug application before it may be legally marketed. Drugs are also subject to post approval requirements such as adverse event reporting, record keeping and reporting requirements, cGMP manufacturing, advertising and promotion requirements. Manufacturing facilities are subject to periodic and for cause inspections by FDA for compliance with FDA requirements. The Company also operates as a wholesale prescription drug distributor in some states and is required to be licensed by individual states, subject to minimum FDA requirements and additional state requirements. . Failure to comply with the FDA’s drug regulatory requirements can result in issuance of an FDA Form 483 Inspectional Observations, Warning Letter, and/or

other civil or criminal enforcement action or penalty. The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by the Act.

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

Other

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. As of December 31, 2008, the Company had $29,349 in outstanding borrowings under this agreement and $45,651 available for borrowing. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2008, the Company employed approximately 400 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
Alfred E. Brennan	56	Chairman of the Board, Chief Executive Officer and Director

Chairman of the Board since October 2008 and Vice Chairman from July 2004 to October 2008, Chief Executive Officer since January 2004, President from July 1998 to July 2004, Chief Operating Officer from October 1997 until May 2002. and Director of the Company since August 1997.

George E. Richmond	75	Vice Chairman of the Board and Director

Vice Chairman of the Board since October 2008, Chairman of the Board from 1997 to October 2008, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.

Arthur L. Herbst, Jr.	45	President and Chief Financial Officer

President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004 and since February 2008, and Director from November 1997 to July 2004.

Daniel J. Tarullo	49	Vice President	Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004.
Julia A. Heap	34	Vice President of Finance and Controller	Vice President of Finance since May 2008, Corporate Controller since 2005, Assistant Corporate Controller from May 2002 until 2005.
David W. Frank	32	Secretary	Secretary since May 2008, Director of Business Development since October 2007. Investment banker for Robert W. Baird & Co. Incorporated from 2003 to 2007.

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

Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the risks described below, together with the cautionary statement under the caption “Forward Looking Statements” described above and other information contained in this Annual Report and our other filings with the Securities and Exchange Commission before purchasing our securities. Our business faces significant risks and the risks described below may not be the only risks we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. If any of these risks occur, our business, results of operations or financial condition could suffer, the market price of our Common Stock could decline and you could lose all or part of your investment in our Common Stoc k.

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

In fiscal 2008, approximately 29% of our sales were made through two distributors. If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected. Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations and financial condition until we find an alternative means to distribute our products.

Our results of operations may be adversely impacted by the worldwide macroeconomic downturn.

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

Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration, the Environmental Protection Agency, state, local or foreign laws or other federal, state or foreign governmental bodies or agencies is subject to a number of risks, including our ability to comply with existing laws and regulations and ongoing requirements, the promulgation of stricter laws or regulations, or the withdrawal of the approval needed to sell one or more of our products. We are also subject to regulation by the Occupational Safety and Health Administration and the Securities and Exchange Commission, among others. With respect to certain products we purchase, our ability to sell such products to our customers is dependent upon the supplier complying with all applicable laws and regulations. The failure of the Company and/or our suppliers to comply with existing or future laws and regulations could have a material adverse affect on our operations. The costs of complying with these regulations and the delays in receiving required regulatory approvals or new laws, regulations, or regulatory requirements adverse to our business may force the Company to discontinue selling products, make expensive changes to be able to continue to market existing products, make it more expensive and possibly prohibitive to introduce new products, require the Company to recall products, increase our costs of regulatory compliance, or hinder our growth. To the extent that we recall products, there can be no assurance that we will be able to timely and successfully reintroduce any products that may have been recalled into the market.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	113,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	48,200	Fort Wayne, Indiana	Owned
Office and Manufacturing	5,000	Fort Wayne, Indiana	Leased, on month to month terms
Office, Distribution and Manufacturing	95,000	Algonquin, Illinois	Owned
Office and Distribution	33,000	Corona, California	Owned
Office	6,500	Chicago, Illinois	Leased, expires August 2011
Office and Manufacturing	40,400	Grafton, Wisconsin	Leased, expires July 2012
Office and Manufacturing	29,700	Dungarvan, Ireland	Owned

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices and Dividends

The Company’s Common Stock is listed on The Nasdaq Global Select Market under the symbol "YDNT."

The following table sets forth the high and low closing prices of the Company’s Common Stock as reported by The Nasdaq Global Select Market and cash dividends declared during the last eight quarters.

	Market Price		Cash Dividends Declared
Quarter	High	Low
2007
First	$33.32	$24.37	$0.04
Second	$29.05	$24.44	$0.04
Third	$30.00	$26.66	$0.04
Fourth	$28.81	$21.01	$0.04

2008
First	$26.59	$16.56	$0.04
Second	$21.34	$15.35	$0.04
Third	$22.80	$18.97	$0.04
Fourth	$19.58	$9.48	$0.04

On January 31, 2009, there were approximately 133 holders of record of the Company's Common Stock.

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

Issuer Purchases of Equity Securities

(in thousands except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 2008	48	$15.12	48	213
November 2008	19	$11.92	19	194
December 2008	33	$12.67	33	161
Total Fourth Quarter 2008	100	$13.70	100	161

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

	Year Ended December 31
	2008	2007	2006 (1)	2005	2004
Income Statement Data:
Net sales	$ 99,143	$ 97,402	$ 90,805	$ 84,766	$ 79,201
Cost of goods sold	46,847	45,623	41,694	38,851	35,851
Gross profit	52,296	51,779	49,111	45,915	43,350
Selling, general and administrative expenses	32,543	31,019	25,628	22,090	22,219
Income from operations	19,753	20,760	23,483	23,825	21,131
Interest expense (income) and other, net	867	1,150	(28)	(485)	(144)
Income from operations before provision for income taxes	18,886	19,610	23,511	24,310	21,275
Provision for income taxes	6,705	6,677	8,732	8,972	8,138
Income from continuing operations	12,181	12,933	14,779	15,338	13,137
Income from discontinued operations	0	0	0	0	797
Net income	$12,181	$12,933	$14,779	$ 15,338	$ 13,934
Basic earnings per share	$ 1.52	$ 1.46	$ 1.65	$ 1.71	$ 1.54
Basic earnings per share from continuing Operations	$ 1.52	$ 1.46	$ 1.65	$ 1.71	$ 1.45
Basic earnings per share from discontinued operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.09
Basic weighted average common shares outstanding	7,999	8,828	8,954	8,957	9,040
Diluted earnings per share	$ 1.51	$ 1.44	$ 1.61	$ 1.65	$ 1.48
Diluted earnings per share from continuing Operations	$ 1.51	$ 1.44	$ 1.61	$ 1.65	$ 1.40
Diluted earnings per share from discontinued Operations	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.08
Diluted weighted average common shares outstanding	8,069	8,982	9,182	9,312	9,409
Cash dividends declared per common share	$ 0.16	$ 0.16	$ 0.16	$ 0.16	$ 0.16

	As of December 31
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital	$ 23,493	$ 25,491	$ 25,982	$ 28,186	$ 19,428
Total assets	159,576	158,768	156,588	118,089	109,829
Total debt (including current maturities)	29,349	36,646	21,810	-	-
Stockholders' equity	106,277	103,338	117,498	103,564	95,137

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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America, and the Pacific Rim. International sales represented approximately 18% and 16% of the Company’s total net sales in 2008 and 2007, respectively and less than 10% of the Company’s total net sales in 2006.

Some of the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors.” We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors”, and those described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in the forward-looking statements.

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

Allowance for doubtful accounts – The Company has 36% of its December 31, 2008 accounts receivable balance with two large customers (see footnote 5 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. The Company believes that its reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory values are based upon standard costs, which approximate actual costs. Management regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on estimated product demand and other information related to the inventory including planned introduction of new products and changes in technology. If demand for the Company’s products is significantly different than management’s expectations, the value of inventory could be materially impacted. Inventory write-downs are included in cost of goods sold.

Goodwill and other intangible assets – In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Intangible Assets,” goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. SFAS

No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition - Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point.  Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.  The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment.  For certain acquired businesses that offer different terms, the Company migrates these customers to the terms referred above within a 2-5 year period.

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

Stock compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service had not been rendered as of the date of adoption. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

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

	Years Ended December 31
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	47.3	46.8	45.9
Gross profit	52.7	53.2	54.1
Selling, general and administrative expenses	32.8	31.8	28.2
Income from operations	19.9	21.4	25.9
Interest expense (income) and other, net	0.9	1.2	(.0)
Income from operations before provision for income taxes	19.0	20.2	25.9
Provision for income taxes	6.7	6.9	9.6
Net income	12.3%	13.3%	16.3%

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Net Sales - Net sales for the year ended December 31, 2008 were $99,143, up 1.8% or $1,741 from $97,402 in the prior year. The sales increase reflects strong demand for the Company’s consumable products, which were offset by weak performance in its diagnostic product line. The Company’s preventive, infection control, micro-applicators and home care product lines, which are included in the Company’s consumable products, posted solid growth in 2008. In addition, a weaker U.S. dollar provided a benefit to sales of approximately $474. The Company’s diagnostic product line posted disappointing results. On a full year basis, the diagnostic product line sales were approximately $2,300 below the 2007 results. The Company believes this product line continues to be negatively effected by on-going economic uncertainty, as the Company witnessed a significant increase in purchase deferrals at the end of the year.

Gross Profit - Gross profit increased $517, or 1.0%, from $51,779 in 2007 to $52,296 in 2008. The additional gross profit was primarily a result of the increased net sales. Gross margin decreased to 52.7% in 2008 from 53.2% in 2007 as a result of changes in product mix and a $130 reallocation of selling, general and administrative expense into cost of goods sold. This was offset by reduction in staffing levels and the benefits of facility consolidations the Company has implemented over the past two years.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by $1,524, or 4.9%, to $32,543 in 2008 from $31,019 in 2007. Share-based compensation cost totaled $1,442 in 2008 compared to $1,071 in 2007. SG&A increased primarily due to the full year impact of headcount additions in 2007 in addition to increased equity compensation, incentive compensation and facility expenses in accordance with the Company’s previously disclosed plans. This was offset by a $130 reallocation of SG&A expenses to cost of goods sold. As a percentage of net sales, SG&A expenses increased to 32.8% in 2008 from 31.8% in 2007 as a result of the factors explained above.

Income from Operations - Income from operations in 2008 was $19,753 compared to $20,760 in 2007, a decrease of 4.9%. The change was a result of the factors described above.

Interest Expense, net – Interest expense, net increased to $1,332 versus $1,109 in 2007. The increase was attributable to higher levels of debt partially offset by lower interest rates in 2008 compared to 2007. The increase in debt levels was primarily related to the settlement of the earnout payment for the Microbrush acquisition and repurchases of the Company’s stock.

Other (Income) Expense, net – Other (income) expense, net increased to $(465) versus $41 in 2007. This increase was primarily attributable to a foreign exchange impact on debt repaid from the Company’s Irish subsidiary of approximately $300.

Provision for Income Taxes - During the year ended 2008, the Company’s provision for income taxes increased to $6,705 versus $6,677 in 2007 as a result of an increase in the effective tax rate. The effective tax rate in 2008 was 35.5% compared to 34.1% in 2007. The higher effective tax rate in 2008 is primarily attributable to recognition of a tax benefit in 2007 associated with the lower tax rate on earnings at the Company’s operations in Ireland due to lower local tax rates and certain earnings being permanently reinvested there in 2007.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Net Sales - Net sales for the year ended December 31, 2007 were $97,402, up 7.3% or $6,597 from $90,805 in the prior year. Sales for the year were positively impacted by the acquisition of Microbrush, which contributed approximately $14,500 in net sales in 2007, an increase of $9,500 over $5,000 in 2006. Microbrush was acquired in the third quarter of 2006. In addition, while the Company believes end-user demand for preventive and infection control products sold through distributors increased in total, sales of these products to distributors decreased in 2007. Distributor purchases continued to be impacted by further distributor consolidation activity and improved inventory management systems, which reduced inventory holding levels at certain distributors.

Gross Profit - Gross profit increased $2,668, or 5.4%, from $49,111 in 2006 to $51,779 in 2007. The additional gross profit was primarily a result of the increased net sales resulting from the Microbrush acquisition. Gross margin decreased to 53.2% in 2007 from 54.1% in 2006 as a result of lower sales of certain products to distributors and reduced production levels. In preparation for future consolidations, the Company maintained staffing levels in manufacturing, which negatively impacted profitability. Gross margin continued to have volatility related to distributor purchase patterns, product mix and consolidation activity.

Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by $5,391, or 21.0%, to $31,019 in 2007 from $25,628 in 2006. SG&A costs increased approximately $1,500 as a result of the acquisition of Microbrush. Share-based compensation cost totaled $1,071 in 2007 compared to $294 in 2006. In 2007 the Company made considerable investments in personnel and physical infrastructure to support its long-term growth objectives. The Company substantially enhanced its sales and marketing team and product development efforts across its product offerings, adding approximately 30 people in these areas. The Company also opened a new warehouse and distribution facility to support both its growth and consolidation activities. As a percentage of net sales, SG&A expenses increased to 31.8% in 2007 from 28.2% in 2006 as a result of the factors explained above.

Income from Operations - Income from operations in 2007 was $20,760 compared to $23,483 in 2006, a decrease of 11.6%. The change was a result of the factors described above.

Interest Expense, net – Interest expense, net increased to $1,109 versus $28 in 2006. This increase was primarily attributable to additional interest expense resulting from borrowings on the Company’s credit facility to finance the Microbrush acquisition and the buyback of 1,000 shares of the Company’s Common Stock from trusts controlled by George E. Richmond, its Vice Chairman and principal stockholder.

Other (Income) Expense, net – Other (income) expense, net decreased to $41 versus $(56) in 2006. This decrease was due to lower levels of miscellaneous income.

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

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $22,465, $20,440, and $13,711, for 2008, 2007 and 2006, respectively. The increase in operating cash flow in 2008 is attributable to a decrease in accounts receivable due to a change in payment timing by one of the Company’s largest customers and a decrease in notes receivable due to a decrease in in-house financing. These were offset by a build in inventory related to inventory planning, consolidation activities and new product introductions as well as lower net income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of December 31, 2008, the residual amount of notes receivable transferred to a third party was $2,815, of which $1,126 is classified as a short-term notes receivable and $1,689 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $663, on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2008, the Company was in compliance with all of these covenants. During 2008, the Company borrowed under the credit facility to finance the buyback of shares of the Company’s Common Stock, as well as for investments in facilities and for working capital needs. At December 31, 2008, the Company had $29,349 in outstanding borrowings under this agreement and $45,651 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash

Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2008

Net capital expenditures for property, plant and equipment were $3,214 in 2008. Significant capital expenditures included facility expansion and improvements, production machinery and new equipment purchases. Future capital expenditures are expected to include facility improvements, production machinery and information systems. In May 2008, the Company paid $2,735 as an earnout payment for certain performance targets achieved in the purchase of Microbrush Inc. and Microbrush International, Ltd. The Company also repurchased 505 shares of its Common Stock for $9,406. Quarterly dividends of $0.04 per share were paid March 14, June 16, September 15, and December 15, 2008, for a total payment of $1,281.

2007

Net capital expenditures for property, plant and equipment were $7,279 in 2007. Significant capital expenditures included the construction of a distribution and manufacturing facility in Illinois, facility improvements, and new equipment purchases. The Company also repurchased 1,000 shares of its Common Stock from trusts controlled by George E. Richmond, the Company’s Vice Chairman and principal stockholder, for an aggregate purchase price of $26,000. In addition, the Company repurchased 53 shares of its Common Stock for $1,285. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 14, and December 14, 2007, for a total payment of $1,391.

2006

Net capital expenditures for property, plant and equipment were $7,189 in 2006. Significant capital expenditures included land, facility improvements, panoramic X-ray machines and new equipment purchases. In January 2006, YI Ventures LLC (a wholly owned subsidiary) acquired D&N Microproducts, Inc., a contract manufacturer of the Company’s diagnostic product line. The Company paid approximately $2,800 in cash. On July 31, 2006, the Company acquired substantially all of the assets of Microbrush, Inc. and Microbrush International, Ltd. for approximately $32,000 in cash. The purchase price was principally financed with borrowings on the Company's credit facility and cash generated from operations. In addition, the Company repurchased 51 shares of its Common Stock for $1,669. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2006, for a total payment of $1,457.

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1-3 years	4-5 years	Beyond 5 years

Operating Leases (including buildings)	$ 1,534	$ 440	$ 869	$ 225	$ --
Long-Term Debt	$ 29,349	$ --	$ 29,349	$ ---	$ --
Liability for uncertain tax positions	$ 101	$ 101	$ --	$ ---	$ --
Total	$ 30,984	$ 541	$ 30,218	$ 225	$ --

As of December 31, 2008 and 2007, management was aware of no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Recent Financial Accounting Standards Board Statements

See footnote 23 to the Company’s audited consolidated financial statements set forth in Item 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands).

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $317, $258, and $110 of additional interest expense in the years ended December 31, 2008, 2007 and 2006, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. However, the Company sells approximately 18% of its products outside the United States. Of these foreign sales, 35% are denominated in Euros and 4% in Canadian dollars with the remainder denominated in U.S. dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Young Innovations, Inc.

We have audited the accompanying consolidated balance sheet of Young Innovations, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule. We also have audited Young Innovation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations’ management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Oak Brook, Illinois

March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Young Innovations, Inc.:

We have audited the accompanying consolidated balance sheet of Young Innovations, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Crowe Horwath LLP, an independent registered accounting firm, as stated in their report, which is included in Item 8 of this Report.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$ 667	$ 528
Trade accounts receivable, net of allowance for doubtful accounts of $425 and $530 in 2008 and 2007, respectively	10,421	13,074
Inventories	16,486	14,381
Other current assets	4,759	4,878
Total current assets	32,333	32,861
Property, plant and equipment, net	32,905	32,992
Goodwill	80,334	77,511
Other intangible assets	10,602	11,133
Other assets	3,402	4,271
Total assets	$159,576	$158,768

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$ 8,840	$ 7,370
Total current liabilities	8,840	7,370
Long-term debt	29,349	36,646
Long-term secured borrowing	1,281	-
Deferred income taxes	13,829	11,414
Total liabilities	53,299	55,430
Stockholders’ equity: Common Stock, voting, $.01 par value, 25,000 shares authorized; 10,219 shares issued in 2008 and 2007	102	102
Additional paid-in capital	25,336	25,024
Retained earnings	133,531	122,631
Common Stock in treasury, at cost; 2,452 and 2,007 shares in 2008 and 2007, respectively	(52,673)	(44,595)
Accumulated other comprehensive (loss) income	(19)	176
Total stockholders’ equity	106,277	103,338
Total liabilities and stockholders’ equity	$ 159,576	$ 158,768

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31
	2008	2007	2006

Net sales	$ 99,143	$ 97,402	$ 90,805
Cost of goods sold	46,847	45,623	41,694
Gross profit	52,296	51,779	49,111
Selling, general and administrative expenses	32,543	31,019	25,628
Income from operations	19,753	20,760	23,483
Interest expense, net	1,332	1,109	28
Other (income) expense, net	(465)	41	(56)
Income from operations before provision for income taxes	18,886	19,610	23,511
Provision for income taxes	6,705	6,677	8,732
Net income	$ 12,181	$ 12,933	$ 14,779
Basic earnings per share	$ 1.52	$ 1.46	$ 1.65
Diluted earnings per share	$ 1.51	$ 1.44	$ 1.61
Basic weighted average shares outstanding	7,999	8,828	8,954
Diluted weighted average shares outstanding	8,069	8,982	9,182

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Deferred Stock Compensation	Accumulated Other Comprehensive (Loss) Income	Total	Comprehensive Income

BALANCE, January 1, 2006	102	29,172	97,767	(23,215)	(262)	-	103,564
Net income	-	-	14,779	-	-	-	14,779	$ 14,779
Eliminate remaining deferred stock compensation	-	(262)	-	-	262	-	-
Common Stock purchased	-	-	-	(1,669)	-	-	(1,669)
Stock options exercised	-	(936)	-	1,809	-	-	873
Issuance of restricted stock	-	(136)	-	136	-	-	-
Share-based compensation		294	-				294
Excess income tax benefit from stock options	-	1,070	-	-	-	-	1,070
Cash dividends ($0.16 per share).	-	-	(1,457)	-	-	-	(1,457)
Foreign currency translation adjustments	-	-	-	-	-	44	44	44
Comprehensive income								$14,823
BALANCE, December 31, 2006	102	29,202	111,089	(22,939)	-	44	117,498
Net income	-	-	12,933	-	-	-	12,933	$ 12,933
Common Stock purchased	-	-	-	(27,285)	-	-	(27,285)
Stock options exercised	-	(2,964)	-	3,231	-	-	267
Issuance of restricted stock	-	(2,398)	-	2,398	-	-	-
Share-based compensation	-	1,071	-	-	-	-	1,071
Excess income tax benefit from stock options	-	113	-	-	-	-	113
Cash dividends ($0.16 per share)	-	-	(1,391)	-	-	-	(1,391)
Foreign currency translation adjustments	-	-	-	-	-	132	132	132
Comprehensive income								$13,065
BALANCE, December 31, 2007	102	25,024	122,631	(44,595)	-	176	103,338
Net income	-	-	12,181	-	-	-	12,181	$12,181
Common Stock purchased	-	-	-	(9,438)	-	-	(9,438)
Stock options exercised	-	(335)	-	589	-	-	254
Issuance of restricted stock	-	(771)	-	771	-	-	-
Share-based compensation	-	1,442	-	-	-	-	1,442
Excess income tax (shortfall) benefit from stock options	-	(24)	-	-	-	-	(24)
Cash dividends ($0.16 per share)	-	-	(1,281)	-	-	-	(1,281)
Foreign currency translation adjustments	-	-	-	-	-	(195)	(195)	(195)
Comprehensive income								$11,986
BALANCE, December 31, 2008	$ 102	$ 25,336	$133,531	$(52,673)	$ --	$ (19)	$106,277

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net income	$12,181	$12,933	$14,779
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,013	4,161	3,430
Share based compensation expense	1,442	1,071	294
Deferred income taxes	1,898	1,156	1,177
Loss on private equity investment fund Changes in assets and liabilities, net of effects of acquisitions and divestitures:	89	33	83
Trade accounts receivable	2,542	90	(2,137)
Inventories	(2,142)	(199)	(340)
Other current assets	646	1,548	(1,673)
Other assets	1,530	57	(1,114)
Accounts payable and accrued liabilities	266	(410)	(788)
Total adjustments	10,284	7,507	(1,068)
Net cash flows from operating activities	22,465	20,440	13,711
Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	(2,735)	--	(35,622)
Purchases of property, plant and equipment	(3,214)	(7,279)	(7,189)
Purchases of private equity investment	(750)	(150)	(750)
Net cash flows from investing activities	(6,699)	(7,429)	(43,561)
Cash flows from financing activities:
Payments on long-term debt	(58,363)	(34,824)	(8,473)
Borrowings on long-term debt	51,066	49,660	30,283
Payments of long-term secured borrowings	(1,602)	--	--
Borrowings of long-term secured borrowings	3,754	--	--
Excess tax (shortfall) benefit from stock option exercises	(24)	113	1,070
Proceeds from stock options exercised	443	283	1,176
Purchases of treasury stock	(9,627)	(27,299)	(1,975)
Payment of cash dividends	(1,281)	(1,391)	(1,457)
Net cash flows from financing activities	(15,634)	(13,458)	20,624
Effect of exchange rate changes on cash and cash equivalents	7	(42)	16
Net increase (decrease) in cash and cash equivalents	139	(489)	(9,210)
Cash and cash equivalents, beginning of period	528	1,017	10,227
Cash and cash equivalents, end of period	$ 667	$ 528	$ 1,017

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland. Export sales were approximately 18% and 16% of total net sales for 2008 and 2007, respectively and less than 10% in 2006. Sales denominated in Euros and Canadian dollars approximated 6% and 1%, respectively of total sales in 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, rebate accruals, warranty reserves, liabilities for potential incentive compensation and uncertain income tax positions.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with an initial maturity of three months or less.

Inventories

Inventories are stated at the lower of cost (which includes material, labor and manufacturing overhead) or net realizable value. Inventory values are based upon standard costs which approximate actual costs, determined by the first-in, first-out (FIFO) method.

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

Impairment of Long-Lived Assets

The Company assesses and measures any impairments of long-lived assets other than goodwill and indefinite life intangibles in accordance with the provisions of SFAS No. 144. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any material impairments of long-lived assets during 2008, 2007 and 2006.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value. Due to the short term nature of the notes receivable, book value approximates fair value.

Shipping and Handling

Shipping and handling costs are included as a component of cost of sales. Shipping and handling costs billed to customers are included in sales.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately $2,857, $2,820, and $2,390 for 2008, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $796, $738, and $915 for 2008, 2007 and 2006, respectively.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable. In 2008, 2007 and 2006, interest income totaled $367, $407 and $633, respectively, and interest expense totaled $1,699, $1,516 and $661, respectively.

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

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” on January 1, 2007 with no material impact to the financial statements. FIN 48 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these provisions, in light of changing facts and circumstances.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R). The Company elected the modified prospective transition method as permitted by SFAS No. 123(R); accordingly, results from prior periods have not been restated. Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service had not been rendered as of the date of adoption. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with SFAS No. 52, “Foreign

Currency Translation.” The local currency for all entities included in the consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated comprehensive (loss) income. Net currency transaction (gains) losses included in other (income) expense, net were $(434), $99 and $(25) for 2008, 2007 and 2006, respectively.

Segment Information

The Company operates as a single reportable operating segment. While management monitors the revenue streams of various products, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s products are considered by management to be aggregated in one reportable operating segment.

Supplemental Cash Flow Information

Cash flows from operating activities include $4,375, $5,196, and $7,464 for the payment of federal and state income taxes and $1,846, $1,539 and $552 for the payment of interest related to borrowings on the Company’s credit facility during 2008, 2007 and 2006, respectively.

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

The acquisition was financed through a combination of cash generated from operations as well as debt, and was accounted for as a business combination. Debt incurred to finance the acquisition totaled $20,060. Upon initial allocation of the purchase price at the time of the acquisition, goodwill was determined to be $23,737. The finalization of the Microbrush purchase price allocation resulted in a $2,086 net increase to goodwill consisting of an increase of $2,735 related to the settlement of the Earnout Payment, an increase of $82 related to adjustments to the fair value of estimates of assets, an increase of $192 related to revised estimates of fees accrued related to the acquisition, a decrease of $578 related to revised estimates for intangible assets and a decrease of $345 related to restructuring accruals.

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

ProForma Year ended December 31, 2006
(unaudited)
Net sales	$98,186

Operating income	$25,723

Net income	$15,727

Basic earnings per share	$1.76
Diluted earnings per share	$1.71
Basic weighted average shares outstanding	8,954
Diluted weighted average shares outstanding	9,182

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

On February 21, 2006, the Company invested in a private equity investment fund. At December 31, 2008, the Company has an unfunded capital commitment of up to $1,350. As of December 31, 2008, the total capital commitment paid by the Company was $1,650. The investment is accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheet. The investment value recorded approximates fair value. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other (income) expense, net and totaled $89, $33, and $83 in 2008, 2007, and 2006 respectively.

5. MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors that together accounted for 36% and 37% of accounts receivable at December 31, 2008 and 2007, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31
Distributor	2008	2007	2006

Henry Schein, Inc.	15.9%	14.7%	15.0%
Patterson Companies, Inc.	12.7%	12.2%	13.2%

6.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, which includes notes payable to the Company. The equipment was used to secure the notes. Total revenue from sales of equipment financed by the Company was $45, $2,324 and $5,118 during 2008, 2007 and 2006, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes is accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of December 31, 2008, the residual amount of notes receivable transferred to a third party was $2,815, of which $1,126 is classified as a short-term notes receivable and $1,689 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $663, on the Company’s balance sheet.

Notes receivable consist of the following:

	December 31
	2008	2007

Notes receivable, short-term	$1,258	$1,571
Notes receivable, long-term	1,847	3,407

Total notes receivable	$3,105	$4,978

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

Notes bear interest at rates ranging from 0% to 11%, and have a weighted average maturity of 22 months. Interest income and expense related to the notes are included in the Consolidated Income Statement caption “interest expense, net.”

7. INVENTORIES:

Inventories consist of the following:

	December 31
	2008	2007

Finished products	$7,925	$6,081
Work in process	2,603	2,349
Raw materials and supplies	5,958	5,951
Total inventories	$16,486	$14,381

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31
	2008	2007

Land	$3,449	$3,449
Buildings and improvements	20,503	19,461
Machinery and equipment	24,492	24,384
Equipment rented to others	6,250	7,321
Construction in progress	1,205	1,227
	$ 55,899	$ 55,842

Less - Accumulated depreciation	(22,994)	(22,850)
Total property, plant and equipment, net	$ 32,905	$ 32,992

The Company has no machinery and equipment under capital lease. At December 31, 2008, $1,582 of net property, plant and equipment was located outside of the U.S. Depreciation expense was $3,481, $3,630, and $2,907, for 2008, 2007, and 2006, respectively.

9. OTHER ASSETS:

Other assets consist of the following:

	December 31
	2008	2007

Notes receivable, long-term	$1,847	$3,407
Investments	1,445	784
Other	110	80
Total other assets	$3,402	$4,271

10. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:

	December 31
	2008	2007

Balance, beginning of the year	$77,511	$78,233
Payment of earnout consideration (see footnote 3)	2,735	--
Changes to purchase price allocation	--	(722)
Foreign currency translation	88	--
Balance, end of the year	$80,334	$77,511

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

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2008 and 2007.

Other intangibles consist of the following:

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 305	$ 895
Core technology	591	153	438
Patents	2,256	885	1,371
Product formulas	430	82	348
Customer relationships	813	358	455
Non-compete agreements	371	254	117
Supplier relationships	399	278	121
Total	$ 6,060	$ 2,315	$ 3,745

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857
Total intangible assets	$ 12,917	$ 2,315	$ 10,602

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 245	$ 955
Core technology	591	123	468
Patents	2,256	678	1,578
Product formulas	430	71	359
Customer relationships	813	238	575
Non-compete agreements	508	342	166
Supplier relationships	399	224	175
Total	$ 6,197	$ 1,921	$ 4,276

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857
Total intangible assets	$ 13,054	$ 1,921	$ 11,133

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006 was $532, $531, and $523, respectively. The Company wrote off $137 of fully amortized intangible assets in 2008. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/09	$532
For the year ending 12/31/10	482
For the year ending 12/31/11	410
For the year ending 12/31/12	379
For the year ending 12/31/13	379

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

	December 31
	2008	2007

Accounts payable	$ 4,122	$ 3,579
Accrued compensation and benefits	2,056	1,517
Accrued taxes	176	236
Accrued warranty	309	317
Accrued expenses and other	2,177	1,721
Total accounts payable and accrued liabilities	$ 8,840	$ 7,370

12. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that expires in April 2010 and provides for an unsecured revolving credit facility with an aggregate commitment of $75,000. The Company had $45,651 unused line of credit at December 31, 2008. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2008, the Company was in compliance with these covenants.

Long-term debt was as follows:

December 31
	2008	2007
Revolving credit facility due 2010 with a weighted-average interest rate of 2.24%	$ 29,349	$ 36,646
Less – current portion	--	--
	$ 29,349	$ 36,646

Aggregate debt maturities are: 2009-$0; 2010-$29,349; 2011-$0; 2012-$0; and 2013 -$0.

13. COMMON STOCK:

During 2008, the Company repurchased 505 shares of its Common Stock from various stockholders for $9,406. The Company also reissued 36 shares of its Common Stock from treasury in conjunction with stock option exercises for $805. The Company also issued 34 shares of its Common Stock from treasury pursuant to restricted stock awards. In addition, the restrictions on 38 previously issued shares of Common Stock lapsed and 10 were repurchased by the Company for $221 (see footnote 14).

During 2007, the Company repurchased 53 shares of its Common Stock from various stockholders for $1,285. The Company repurchased 1,000 shares from trusts controlled by George E. Richmond, the Company’s Vice Chairman and principal stockholder for $26,000. The Company reissued 27 shares of its Common Stock from treasury in conjunction with stock option exercises for $283. The Company also issued 128 shares of its Common Stock from treasury pursuant to restricted stock awards. In addition, the restrictions on 2 previously issued shares of Common Stock lapsed during 2007 (see footnote 14).

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

Stock Options

During the year ended December 31, 2008 and 2007, the Company recorded pre-tax compensation expense of $241 and $168 related to the Company’s stock option shares. As of December 31, 2008, there was approximately $335 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.5 years. The total aggregate intrinsic value of options exercised was $378, $398, and $2,730 for the years ended December 31, 2008, 2007, and 2006, respectively. Payments received upon the exercise of stock options were $443, $283, and $1,176 for the years ended December 31, 2008, 2007, and 2006, respectively. The related tax (shortfall) benefit realized related to these exercises was $(24), $113 and $1,070 for the years ended December 31, 2008, 2007, and 2006, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average estimated value of stock options granted during the year ended December 31, 2008 and 2007 was $5.27 and $7.10 per share, respectively, using the following weighted-average assumptions:

	2008	2007
Dividend yield (1)	0.68%	0.55%
Expected volatility (2)	28%	25%
Risk-free interest rate (3)	2.35%	4.72%
Expected life (4)	3.5	3.5

(1)	Represents cash dividends paid as a percentage of the share price on the date of grant.
(2)	Based on historical volatility of the Company’s Common Stock over the expected life of the options.
(3)	Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.
(4)	The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the year ended December 31, 2008:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2008	863	$ 24.71
Granted	38	$ 23.67
Exercised	(36)	$ 12.23
Forfeited or expired	(58)	$ 33.51
Outstanding at December 31, 2008	807	$ 24.59	4.08 yrs	$ 650
Exercisable at December 31, 2008	716	$ 24.29	4.15 yrs	$ 650

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the year ended December 31, 2008 and 2007, the Company recorded pre-tax compensation expense of $1,201, $903 and $294, respectively, related to the Company’s non-vested equity shares. As of December 31, 2008, there was approximately $2,619 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.5 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the year ended December 31, 2008:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2008	134	$29.32
Granted	35	$23.02
Vested	(36)	$29.22
Forfeited	(1)	$29.15
Non-vested equity shares, December 31, 2008	132	$27.70

15. INCOME TAXES:

Income taxes are based on pretax earnings as follows:

	Years ended December 31
	2008	2007	2006

Domestic	$16,427	$17,259	$23,406
Foreign	2,459	2,351	105
Total	$18,886	$19,610	$23,511

The components of the provision for income taxes were:

	Years ended December 31
	2008	2007	2006

Current :
Federal	$3,923	$4,267	$6,411
Foreign	275	339	32
State	609	915	1,113
Total current	4,807	5,521	7,556

Deferred:
Federal	1,856	1,044	967
Foreign	--	(20)	--
State	42	132	209
Total deferred	1,898	1,156	1,176

Provision for income taxes	$6,705	$6,677	$8,732

Reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the reported provision for income taxes:

	Years ended December 31
	2008	2007	2006
Income from continuing operations
before provision for income taxes	$18,886	$19,610	$23,511
U.S. federal income tax rate	35%	35%	35%
Computed income taxes	6,610	6,864	8,229
State income taxes, net of federal tax benefit	423	681	859
Foreign income taxes provision (benefit)	(29)	(510)	--
Deduction for Domestic Production Activities	(275)	(269)	(279)
Other	(24)	(89)	(77)
Total provision for income taxes	$6,705	$6,677	$8,732

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109” on January 1, 2007 with no material impact to the financial statements. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

2008
Balance at January 1, 2008	$111
Additions based on tax positions related to the current year	15
Additions for tax positions of prior years	7
Reduction for tax positions of prior years	--
Settlements	(32)
Balance at December 31, 2008	$101

If recognized in future periods, $101 of the total unrecognized tax benefits as of December 31, 2008 would favorably affect the effective income tax rate. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. Tax expense for the current year ended December 31, 2008 includes $7 of penalties and interest. The total amount of interest and penalties recognized related to uncertain tax provisions at December 31, 2008 was approximately $26.

Temporary differences that gave rise to deferred income tax assets and (liabilities):

	December 31
	2008	2007
Deferred income tax assets:
Trade accounts receivable	$164	$148
Inventories	999	956
Stock-based compensation	566	391
Accrued liabilities	390	156
State tax loss benefit	96	33
Other	20	24
Total deferred income tax assets	2,235	1,708
Deferred income tax liabilities:
Property, plant and equipment	(2,560)	(2,233)
Intangibles	(10,826)	(8,783)
Inventories	(161)	(326)
Tax on undistributed foreign earnings	(282)	(72)
	(13,829)	(11,414)
Net deferred income tax liability	$(11,594)	$(9,706)

Current deferred income tax assets of $2,235 and $1,708 are included in other current assets as of December 31, 2008 and 2007, respectively.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $100 and $2,400 of undistributed earnings of the Company's foreign subsidiary for the years ended December 31, 2008 and 2007, respectively. These earnings are considered to be permanently invested and, under certain tax laws, are not subject to taxes unless distributed as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its investment in the foreign subsidiary. Tax on such potential distributions would be partially offset by foreign tax credits. If the earning were not considered permanently invested, approximately $29 and $520 of deferred income taxes would need to be provided for the years ended December 31, 2008 and 2007, respectively.

16. SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue for the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $1,600, $1,512, and $1,452 for 2008, 2007 and 2006, respectively, and gross profit from these sales was $868, $782 and $716 for 2008, 2007 and 2006, respectively.

17. EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $553, $476, and $406, for 2008, 2007 and 2006, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

18. RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $50 each year in 2008, 2007 and 2006, to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman, which paid him $50 each year in 2008, 2007 and 2006, to perform such duties as may be assigned to him by the Company’s Board or Chief Executive Officer.

The Company paid fees of $0, $85 and $89, in 2008, 2007 and 2006, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman, for corporate use of an aircraft owned by that corporation.

In August 2007, the Company purchased 1,000 shares of its Common Stock from trusts controlled by George E. Richmond, the Company’s Vice Chairman and principal stockholder, for an aggregate purchase price of $26,000.

19.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2008	2007	2006

Net income	$12,181	$12,933	$14,779
Weighted average shares outstanding for basic earnings per share	7,999	8,828	8,954
Dilutive effect of stock options and restricted stock	70	154	228
Weighted average shares outstanding for diluted earnings per share	8,069	8,982	9,182
Basic earnings per share	$1.52	$1.46	$1.65
Diluted earnings per share	$1.51	$1.44	$1.61

20. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2008
Net sales	$24,395	$25,903	$24,922	$23,923	$99,143
Gross profit	12,938	13,791	13,163	12,404	52,296
Income from operations	4,570	5,152	5,208	4,823	19,753
Net income	2,831	3,101	3,148	3,101	12,181
Basic earnings per share	$ .34	$ .38	$ .40	$ .40	$ 1.52
Diluted earnings per share	$ .34	$ .38	$ .39	$ .40	$ 1.51

	1st Qtr	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2007
Net sales	$22,883	$24,826	$24,652	$25,041	$97,402
Gross profit	12,355	13,579	12,752	13,093	51,779
Income from operations	4,734	5,796	5,151	5,079	20,760
Net income	2,821	3,472	3,075	3,565	12,933
Basic earnings per share	$ .31	$ .38	$ .36	$ .43	$ 1.46
Diluted earnings per share	$ .31	$ .37	$ .35	$ .43	$ 1.44

21. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $780, $893, and $951 for 2008, 2007 and 2006, respectively. Rental commitments amount to: $440 for 2009, $434 for 2010, $435 for 2011, $225 for 2012, and $0 for 2013.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of December 31, 2008, 2007 and 2006, respectively, approximately $788, $75 and $20 of the equipment financed with various lenders were subject to such recourse. Recourse on a given loan is generally for the life of the loan.  Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $309 and $317 at December 31, 2008 and 2007, respectively. The following is a rollforward of the Company’s warranty accrual:

	December 31
	2008	2007
Balance, beginning of the year	$ 317	$ 293
Accruals for warranties issued during the year	320	417
Warranty settlements made during the year	(328)	(393)
Balance, end of the year	$ 309	$ 317

22. SUBSEQUENT EVENTS:

On February 4, 2009, the Board of Directors declared a quarterly dividend of $0.04 per share, payable March 13, 2009 to shareholders of record on February 13, 2009.

On February 12, 2009, the Compensation Committee of the Board of Directors issued 100.5 shares of restricted stock to certain employees.

23. NEW ACCOUNTING STANDARDS:

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of SFAS 141R. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations, generally on a prospective basis beginning in the first quarter of 2009. The Company expects SFAS 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted SFAS 159 as of the beginning of its 2008 fiscal year and the adoption did not impact the Company’s financial statements, since it did not elect to measure any financial instruments at fair value.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation ("FIN") 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46(R)-8"). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46(R)-8 was effective for reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FASB Interpretation ("FIN") 46(R)-8 did not impact the Company’s financial statements or disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and President and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and that the information is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Crowe Horwath LLP, the Company’s independent registered public accounting firm, on the effectiveness of the Company’s internal control over financial reporting is set forth under Item 8 in this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1: Election of Directors” in our 2009 Proxy Statement, and that information is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, and that information is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the 2009 fiscal year.

A listing of and certain information about our executive officers is included in this Annual Report on Form 10-K under Item 1 of Part I, and that information is incorporated herein by reference. No family relationships exist among any of the executive officers, directors or director nominees.

Corporate Governance

There have been material changes to the procedures by which stockholders recommend nominees to our Board of Directors. On October 20, 2008, the Company’s Board of Directors approved amendments to the Company’s Amended and Restated By-Laws (the “By-Laws”), effective on October 20, 2008. First, the Board approved an amendment providing that special meetings of the stockholders may be called by the Chairman of the Board or the President of the Company and shall be called by the Secretary at the direction of a majority of the Board of Directors. Previously, stockholders owning at least ten percent of the outstanding capital stock of the Company could request a special meeting. Second, the Board approved an amendment requiring a two-thirds vote of the outstanding capital stock of the Company to alter, amend or repeal the By-Laws. Previously, the By-Laws were silent as to the required vote for stockholders who sought to alter, amend or repeal the By-Laws. Third, the Board approved an amendment providing that directors can only be removed by a two-thirds vote of the outstanding capital stock of the Company and then only for cause. Previously, the By-Laws were silent as to the required vote and terms for the removal of directors.

Audit Committee

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the 2009 Proxy Statement, and that information is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” including the tables entitled “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2008,” “Outstanding Equity Awards at 2008 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2008,” and “Employment Agreements and Potential Payments upon Termination or Change-in-Control Arrangements” and “Potential Payments Upon Termination and Following a Change-In-Control for Fiscal Year 2008,” “Non-employee Director Compensation,” and “Director Compensation in Fiscal Year 2008” in our 2009 Proxy Statement, which is incorporated herein by reference. Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2009 Proxy Statement, which is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2008 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K will be included under the captions “Equity Compensation Plan Information,” and “Securities Beneficially Owned by Management and Principal Shareholders,” respectively, in the 2009 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Relationships and Related Person Transactions” and “Director Independence,” respectively, in the 2009 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2008 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2009 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2008 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements — Reference is made to Item 8 hereof:

Consolidated Balance Sheets – December 31, 2008 and 2007
Consolidated Statements of Income – Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2008, 2007, and 2006
Consolidated Statements of Cash Flows – Years ended December 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements – December 31, 2008

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2008, 2007, and 2006:

Schedule II Valuation and Qualifying Accounts.

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits — See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

EXHIBIT INDEX

EXHIBIT

NUMBER	DESCRIPTION

3.1(a)	Articles of Incorporation of the Company and Statement of Correction.

3.2(r)	Amended and Restated By-Laws of the Company, effective as of October 20, 2008.

4.1(o)

Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., as Administrative Agent, and Bank of America, N.A. as Lender and the Letter of Credit Issuer, and the Other Lenders and the Company, dated November 28, 2006.

4.2(q)

Waiver and Amendment No. 1 to Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., as Administrative Agent and a Lender, and Other Lenders and the Company, dated October 1, 2007.

4.3(s)	Consent and Amendment to Amended and Restated Credit Facilities Agreement dated May 7, 2008.

10.1(b)	Amended and Restated 1997 Stock Option Plan.

10.2(f)	Employment Agreement dated April 1, 2002, by and between the Company and George E. Richmond.

10.4(b)	Form of the Company’s Restricted Stock Award Agreement with schedule of grantees.

10.5(f)	Consulting Agreement dated April 1, 2002, by and between the Company and GER Consulting, Inc.

10.6(f)	Form of Indemnity Agreement entered into with each member of the Company's Board of Directors.

10.7(h)	Amendment to George E. Richmond Employment Agreement dated May 14, 2002.

10.8(h)	Amendment to GER Consulting, Inc. Consulting Agreement dated May 14, 2002.

10.9(i)	Amendment to George E. Richmond Employment Agreement dated March 28, 2003.

10.10(i)	Amendment to GER Consulting, Inc. Consulting Agreement dated March 28, 2003.

10.12(k)	2006 Long-Term Incentive Plan.

10.14(l)	Employment Agreement dated June 2, 2006, by and between the Company and Daniel Tarullo.

10.16(m)	Employment Agreement dated January 31, 2007, by and between the Company and Alfred E. Brennan, Jr.

10.17(m)	Employment Agreement dated January 31, 2007, by and between the Company and Arthur L. Herbst, Jr.

10.18(n)	Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.19(n)	Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.20(p)	Retention Bonus Agreement dated February 22, 2007, by and between the Company and Alfred E. Brennan.

10.21(p)	Retention Bonus Agreement dated February 22, 2007, by and between the Company and Arthur L. Herbst.

10.22(p)	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.23(p)	Form of Stock Option Grant Notice and Stock Option under the 2006 Long-Term Incentive Plan.

21.1(t)	Subsidiaries of the Company.

23.1(t)	Consent of Independent Registered Public Accounting Firm.

23.2(t)	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page).

31.1(t)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(t)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(t)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

--------------------------------

(a)	Filed as an Exhibit to the Company’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(b)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(h)	Filed as an Exhibit to the Company’s Report on Form 10-K filed March 26, 2003 and incorporated herein by reference.
(i)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on May 8, 2003 and incorporated herein by reference.

(k)	Filed as part of the Company's Definitive Proxy Statement, Schedule 14A, on April 7, 2006 and incorporated herein by reference.
(l)	Filed as an Exhibit to the Company's Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference.
(m)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 5, 2007 and incorporated herein by reference.
(n)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.
(o)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on December 1, 2006 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.
(q)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on November 8, 2007 and incorporated herein by reference.
(r)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on October 22, 2008 and incorporated herein by reference.
(s)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference.
(t)	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2009

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

Signature	Title	Date
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2009
/s/ GEORGE E. RICHMOND George E. Richmond	Vice Chairman, Director	March 11, 2009
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 11, 2009
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 11, 2009
/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 11, 2009

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	ACQUISITIONS	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
2006	435	68	34	59	478
2007	478	89	0	37	530
2008	530	40	0	145	425