Form 10-Q
period 2009-03-31
YOUNG INNOVATIONS INC
filed 2009-05-08
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock at April 17, 2009:

7,850,598 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

March 31,		December 31,
	2009 (unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$ 728	$ 667
Trade accounts receivable, net of allowance for doubtful accounts of $471 and $425 in 2009 and 2008, respectively	12,549	10,421
Inventories	16,419	16,486
Other current assets	4,799	4,759
Total current assets	34,495	32,333
Property, plant and equipment, net	33,367	32,905
Goodwill	80,284	80,334
Other intangible assets	12,162	10,602
Other assets	3,378	3,402
Total assets	$ 163,686	$ 159,576

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 10,256	$ 8,840
Total current liabilities	10,256	8,840
Long-term debt	29,075	29,349
Long-term secured borrowing	1,226	1,281
Deferred income taxes	13,771	13,829
Other noncurrent liabilities	272	--
Total liabilities	54,600	53,299
Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2009 and 2008	102	102
Additional paid-in capital	23,421	25,336
Retained earnings	136,381	133,531
Common stock in treasury, at cost; 2,368 and 2,452 shares in 2009 and 2008, respectively	(50,690)	(52,673)
Accumulated other comprehensive loss	(128)	(19)
Total stockholders' equity	109,086	106,227
Total liabilities and stockholders' equity	$ 163,686	$ 159,576

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$ 23,764	$ 24,395
Cost of goods sold	10,454	11,457
Gross profit	13,310	12,938
Selling, general and administrative expenses	8,315	8,368
Income from operations	4,995	4,570
Interest expense, net	154	419
Other income, net	(13)	(325)
Income before provision for income taxes	4,854	4,476
Provision for income taxes	1,699	1,645
Net income	$ 3,155	$ 2,831
Basic earnings per share	$0.40	$0.35
Diluted earnings per share	$0.40	$0.34
Basic weighted average shares outstanding	7,811	8,193
Diluted weighted average shares outstanding	7,850	8,300

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$3,155	$2,831
Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	970	987
Share based compensation expense	375	341
Loss on private equity investment fund	23	37
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(2,152)	(364)
Inventories	39	(657)
Other current assets	(72)	382
Other assets	271	426
Accounts payable and accrued liabilities	1,356	326
Total adjustments	810	1,478
Net cash flows from operating activities	3,965	4,309

Cash flows from investing activities:
Purchase of distribution rights	(1,300)	--
Purchases of property, plant and equipment	(1,367)	(159)
Purchases of private equity investment	(300)	(750)
Net cash flows from investing activities	(2,967)	(909)

Cash flows from financing activities:
Payments on long-term debt	(17,695)	(18,493)
Borrowings on long-term debt	17,421	14,173
Payments of long-term secured borrowings	(366)	(473)
Borrowings of long-term secured borrowings	331	3,519
Excess tax benefit from stock option exercises	21	62
Proceeds from stock options exercised	89	436
Purchase of treasury stock	(417)	(2,138)
Payment of cash dividend	(305)	(329)

Net cash flows from financing activities	(921)	(3,243)

Effect of exchange rate changes on cash and cash equivalents	(16)	19

Net increase in cash and cash equivalents	61	176
Cash and cash equivalents, beginning of period	667	528
Cash and cash equivalents, end of period	$728	$704

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, rebate accruals, warranty reserves, liabilities for potential incentive compensation, uncertain income tax positions and estimates of fair value used in various impairment tests.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), at the beginning of fiscal year 2007. As of December 31, 2008, the Company had $101 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of December 31, 2008, the Company had accrued $26 of penalties and interest related to uncertain tax positions.

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the three months ended March 31, 2009 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

Based on the Company’s evaluation of the indefinite reversal criteria of APB Opinion No. 23 as it relates to investments in foreign subsidiaries, the Company has provided a deferred tax liability for United States income taxes on the undistributed earnings of its foreign subsidiary.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. Tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company reports.  The Company does not anticipate that the total amount of unrecognized tax benefit will materially change within the next 12 months.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the three months ended March 31, 2009 and 2008, interest income totaled $66 and $116, and interest expense totaled $220 and $535, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $69 and $14 for the payment of federal and state income taxes and $231 and $537 for the payment of interest or loan charges for the three months ended March 31, 2009 and 2008, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated other comprehensive loss. Net currency transaction gains included in other income, net were $2 and $334 for the three months ended March 31, 2009 and 2008, respectively.

3.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At March 31, 2009, the Company had an unfunded capital commitment of up to $1,050. As of March 31, 2009, the total capital commitment paid by the Company was $1,950. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity income (loss) is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other income, net and totaled $23 and $37 for the three months ended March 31, 2009 and 2008, respectively.

4.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $20 and $28 during the three months ended March 31, 2009 and 2008, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company in January 2009 for a total cash payment of $331. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of March 31, 2009, the residual amount of notes receivable transferred to a third party was $2,425, of which $1,021 is classified as a short-term notes receivable and $1,404 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $307, on the Company’s balance sheet.

Notes receivable consist of the following:

	March 31,	December 31,
	2009	2008

Notes receivable, short-term	$ 1,148	$ 1,258
Notes receivable, long-term	1,579	1,847

Total notes receivable	$ 2,727	$ 3,105

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.	INVENTORIES:

Inventories consist of the following:

	March 31,	December 31,
	2009	2008

Finished products	$ 8,150	$ 7,925
Work in process	2,461	2,603
Raw materials and supplies	5,808	5,958
Total inventories	$16,419	$16,486

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2009	2008

Land	$ 3,449	$ 3,449
Buildings and improvements	21,555	20,503
Machinery and equipment	25,272	24,492
Equipment rented to others	5,808	6,250
Construction in progress	913	1,205
	$56,997	$55,899

Less: Accumulated depreciation	(23,630)	(22,994)
Total property, plant and equipment, net	$ 33,367	$ 32,905

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2008	$ 80,334
Foreign currency translation	(50)
Balance at March 31, 2009	$ 80,284

During the first quarter of 2009, the Company acquired for $1,693 the rights to distribute a product line which expands its infection control offerings. Other intangible assets consist of the following:

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 320	$ 880
Core technology	591	160	431
Patents	2,256	938	1,318
Product formulas	430	84	346
Customer relationships	813	388	425
Non-compete agreements	371	267	104
Supplier relationships	399	291	108
Total	$ 6,060	$ 2,448	$ 3,612

Intangible assets not subject to amortization
License agreements	$ 1,693	$ --	$ 1,693
Trademarks	6,857	--	6,857
Total	8,550	--	8,550

Total intangible assets	$ 14,610	$ 2,448	$ 12,162

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 305	$ 895
Core technology	591	153	438
Patents	2,256	885	1,371
Product formulas	430	82	348
Customer relationships	813	358	455
Non-compete agreements	371	254	117
Supplier relationships	399	278	121
Total	$ 6,060	$ 2,315	$ 3,745

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857
Total intangible assets	$ 12,917	$ 2,315	$ 10,602

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended March 31, 2009 and 2008 was $133 and $110, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/09	$532
For the year ending 12/31/10	482
For the year ending 12/31/11	410
For the year ending 12/31/12	379
For the year ending 12/31/13	379

8.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit arrangement that provides for an unsecured revolving credit facility with an aggregate commitment of $75,000 which expires in April 2010. The Company has $45,925 unused line of credit at March 31, 2009. Borrowings under the arrangement bear interest at rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2009 and December 31, 2008, the Company was in compliance with these covenants.

Long-term debt was as follows:	March 31,	December 31,
	2009	2008
Revolving credit facility due 2010 with a weighted-average interest
rate of 1.98%	$ 29,075	$ 29,349
Less - current portion	--	--
	$ 29,075	$ 29,349

9.	SHARE-BASED COMPENSATION:

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

Stock Options

During the three months ended March 31, 2009 and 2008, the Company recorded pre-tax compensation expense of $43 and $55 related to the Company’s stock option shares. As of March 31, 2009, there was approximately $263 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.3 years. The total aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $60 and $369, respectively. Payments received upon the exercise of stock options for the three months ended March 31, 2009 and 2008 totaled $89 and $436, respectively. The related tax benefit realized related to these exercises was $21 and $62 for the three months ended March 31, 2009 and 2008. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2009. The weighted-average estimated value of stock options granted during the three months ended March 31, 2008 was $5.27 per share, using the following weighted-average assumptions:

2008
Dividend yield (1)	0.68%
Expected volatility (2)	28%
Risk-free interest rate (3)	2.35%
Expected life (4)	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s common stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the three months ended March 31, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	807	$24.59
Granted	--	--
Exercised	(10)	$9.29
Forfeited or expired	(6)	$29.42
Outstanding at March 31, 2009	791	$24.73	3.88 yrs	$811
Exercisable at March 31, 2009	742	$24.61	3.91 yrs	$811

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the three months ended March 31, 2009 and 2008, the Company recorded pre-tax compensation expense of $332 and $286, respectively, related to the Company’s non-vested equity shares. As of March 31, 2009, there was approximately $3,765 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 3.4 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2009:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2009	132	$27.70
Granted	100	$15.00
Vested	(38)	$28.05
Forfeited	--	--
Non-vested equity shares, March 31, 2009	194	$21.05

10.	RELATED-PARTY TRANSACTIONS:

During the three months ended March 31, 2009 and 2008, respectively, the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman, which paid him $13 during the three months ended March 31, 2009 and 2008, to perform such duties as may be assigned to him by the Company’s Board or Chief Executive Officer.

11.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(unaudited)

Net income	$3,155	$2,831
Weighted average shares outstanding for basic earnings per share
	7,811	8,193
Dilutive effect of stock options and restricted stock.	39	107
Weighted average shares outstanding for diluted earnings per share
	7,850	8,300
Basic earnings per share	$0.40	$0.35
Diluted earnings per share	$0.40	$0.34

12.	COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of March 31, 2009 and December 31, 2008, respectively, approximately $773 and $788, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $319 and $309 at March 31, 2009 and December 31, 2008, respectively. The following is a rollforward of the Company’s warranty accrual:

	Three Months Ended March 31,
	2009	2008
	(unaudited)

Balance, December 31	$309	$318
Accruals for warranties issued during the year	80	115
Warranty settlements made during the year	(70)	(115)
Balance, March 31	$319	$318

13.	SUBSEQUENT EVENTS:

On May 5, 2009, the Board declared a quarterly dividend of $0.04 per share, payable June 15, 2009 to shareholders of record on May 22, 2009.

14.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). Under SFAS No. 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of SFAS 141R. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141R changes the accounting treatment for business combinations, generally on a prospective basis beginning January 1, 2009. The adoption of this statement did not impact the Company’s first quarter results, however, the Company expects SFAS 141R will have an impact on its consolidated financial statements for future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In April, 2009, the FASB issued FASB Staff Position No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141R-1”), to amend SFAS 141 (revised 2007) “Business Combinations.” FSP 141R-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2009. The Company expects FSP 141-R will have an impact on its consolidated financial statements for future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation ("FIN") 46R-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4 and FIN 46R-8"). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46R-8 was effective for reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FASB Interpretation FIN 46R-8 did not impact the Company’s financial statements or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement did not impact the Company’s financial statements.

In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”   The Staff Position requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,”  and therefore, should be included in computing earnings per share using the two-class method.  The Staff Position was effective for the Company as of January 1, 2009, and did not have a material impact on the Company’s earnings per share.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this staff position, the Company had only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The provisions of SFAS 157 had not been applied to non-financial assets and non-financial liabilities. This deferral applied to such items as reporting units measured at fair value in the first step of a goodwill impairment under SFAS 142, and long-lived assets, including intangible assets measured at fair value for an impairment assessment under SFAS 144. These remaining aspects of SFAS No. 157 were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability.  In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The Company does not believe that the adoption of this Staff Position will have a material impact on its financial statements.

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

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO) basis. Inventory values are based upon standard costs, which approximate actual costs. Management regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on estimated product demand and other information related to the inventory including planned introduction of new products and changes in technology. If demand for the Company’s products is significantly different than management’s expectations, the value of inventory could be materially impacted. Inventory write-downs are included in cost of goods sold. Costs associated with the procurement and warehousing of inventories are included in cost of goods sold except for the Company’s distribution only businesses, which are included in SG&A.

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

Stock compensation - Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent January 1, 2009 are accounted for under the provisions of SFAS No. 141R, “Business Combinations.” Under SFAS No. 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of SFAS 141R. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales

Net sales decreased $631 or 2.6% to $23,764 in the first quarter of 2009 from $24,395 in the first quarter of 2008. While sales of the Company’s consumable products were solid despite the economic downturn, the Company continues to have weak performance in its diagnostic product line. Sales of the Company’s consumables products, which include preventive, infection control, endodontic, micro-applicators and home care product lines, remained essentially flat over the prior year quarter. The Company believes that the weak economic climate contributed to disappointing results in its diagnostic product line, which posted results $530 below that of the first quarter of 2008. A stronger U.S. dollar negatively impacted sales by approximately $264.

Gross Profit

Gross profit increased $372 or 2.9% to $13,310 in the first quarter of 2009 compared to $12,938 in the first quarter of 2008. Gross margin increased to 56.0% of net sales in the first quarter of 2009 from 53.0% in the first quarter of 2008. The additional gross profit was primarily a result of a shift in product mix, the impact of price increases introduced in the second half of 2008 and the benefits of operating efficiencies implemented in 2008, including facility consolidations and adjusted staff levels.

Selling, General, and Administrative Expenses

SG&A expenses decreased $53 or 0.6% to $8,315 in the first quarter of 2009 from $8,368 in the first quarter of 2008. SG&A decreased due to reduced marketing expenses and benefits of headcount reductions partially offset by increased incentive compensation relative to the performance of the business. As a percent of net sales, SG&A expenses increased 0.7 percentage points to 35.0% in the first quarter of 2009 compared to 34.3% in the first quarter of 2008 as a result of the factors explained above.

Income from Operations

Income from operations increased $425 or 9.3% to $4,995 in the first quarter of 2009 compared to $4,570 in the first quarter of 2008. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $265 to $154 in the first quarter of 2009 from $419 in the first quarter of 2008. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings on the Company's credit facility.

Other Income, net

Other income, net decreased $312 to $13 in the first quarter of 2009 from $325 in the first quarter of 2008. The decrease was primarily attributable to a foreign exchange impact on debt repaid from the Company's Irish subsidiary of approximately $300 in 2008.

Provision for Income Taxes

Provision for income taxes increased $54 for the first quarter of 2009 to $1,699 from $1,645 in the first quarter of 2008 as a result of higher pre-tax income offset partially by a decrease in the effective tax rate. The effective tax rate in the first quarter of 2009 was 35.00% compared to 36.75% in the first quarter of 2008 due to a reduction in the effective blended state rate resulting from changes in individual state filing requirements based on previous consolidation activity.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $3,965 and $4,309 for the first three months of 2009 and 2008, respectively. Net capital expenditures for property, plant and equipment were $1,367 and $159 for the three months of 2009 and 2008, respectively. Significant capital expenditures in 2009 included buildings, facility improvements, and production machinery and equipment. Future capital expenditures are expected to include facility improvements, production machinery and information systems. During the first quarter of 2009, the Company acquired the rights to distribute a product line which expands its infection control offerings. The Company paid approximately $1,300 in cash. The agreement also requires the Company to pay $60 annually for the next ten years.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There is an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company in January 2009 for a total cash payment of $331. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of March 31, 2009, the residual amount of notes receivable transferred to a third party was $2,425, of which $1,021 is classified as a short-term notes receivable and $1,404 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $307, on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $75,000, which expires in April 2010. Borrowings under the agreement bear interest at rates ranging from LIBOR + .75% to LIBOR + 1.50%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2009 and December 31, 2008, the Company was in compliance with all of these covenants. At March 31, 2009, the Company had $29,075 in outstanding borrowings under this agreement and $45,925 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $73 and $80 of additional interest expense in the three month periods ended March 31, 2009 and 2008, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $73 and $80 in the three month periods ended March 31, 2009 and 2008, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the three months ended March 31, 2009, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 41% were denominated in Euros and 4% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
February 2009	1	$15.01	1	160
March 2009	13	$14.04	13	147
Total First Quarter 2009	14	$14.11	14	147

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

YOUNG INNOVATIONS, INC.

May 7, 2009	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer