Form 10-Q
period 2009-06-30
YOUNG INNOVATIONS INC
filed 2009-08-06
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares outstanding of the registrant’s Common Stock at July 22, 2009:

7,903,192 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

June 30,		December 31,
	2009 (unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$ 557	$ 667
Trade accounts receivable, net of allowance for doubtful accounts of $471 and $425 in 2009 and 2008, respectively	11,061	10,421
Inventories	16,282	16,486
Other current assets	5,014	4,759
Total current assets	32,914	32,333
Property, plant and equipment, net	33,536	32,905
Goodwill, net	80,352	80,334
Other intangible assets	12,080	10,602
Other assets	3,184	3,402
Total assets	$ 162,066	$ 159,576

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 9,990	$ 8,840
Total current liabilities	9,990	8,840
Long-term debt	23,702	29,349
Long-term secured borrowing	1,003	1,281
Deferred income taxes	13,966	13,829
Other noncurrent liabilities	257	—
Total liabilities	48,918	53,299
Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 and 10,219 shares issued in 2009 and 2008, respectively	102	102
Additional paid-in capital	23,144	25,336
Retained earnings	139,389	133,531
Common Stock in treasury, at cost; 2,316 and 2,452 shares in 2009 and 2008, respectively	(49,547)	(52,673)
Accumulated other comprehensive income (loss)	60	(19)
Total stockholders' equity	113,148	106,227
Total liabilities and stockholders' equity	$ 162,066	$ 159,576

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$ 24,637	$ 25,903	$ 48,401	$ 50,298
Cost of goods sold	10,953	12,112	21,407	23,569
Gross profit	13,684	13,791	26,994	26,729
Selling, general and administrative expenses	8,286	8,639	16,601	17,007
Income from operations	5,398	5,152	10,393	9,722
Interest expense, net	180	326	334	745
Other expense (income), net	55	(40)	42	(365)
Income before provision for income taxes	5,163	4,866	10,017	9,342
Provision for income taxes	1,832	1,765	3,531	3,410
Net income	$ 3,331	$ 3,101	$ 6,486	$ 5,932
Basic earnings per share	$ 0.42	$ 0.38	$ 0.82	$ 0.73
Diluted earnings per share	$ 0.42	$ 0.38	$ 0.82	$ 0.72
Basic weighted average shares outstanding	7,873	8,080	7,842	8,136
Diluted weighted average shares outstanding	7,934	8,154	7,885	8,226

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 6,486	$ 5,932
Adjustments to reconcile net income to net cash flows from operating activities --
Depreciation and amortization	1,970	2,024
Share based compensation expense	813	710
Deferred income taxes	93	--
Loss on private equity investment	57	53
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(587)	195
Inventories	223	(683)
Other current assets	(232)	386
Other assets	535	855
Accounts payable and accrued liabilities	1,135	1,504
Total adjustments	4,007	5,044
Net cash flows from operating activities	10,493	10,976

Cash flows from investing activities:
Purchase of distribution rights	(1,350)	--
Payments for acquisitions of businesses and intangible assets, net of cash acquired	--	(2,735)
Purchases of property, plant and equipment	(2,308)	(1,517)
Purchases of private equity investments	(300)	(750)
Net cash flows from investing activities	(3,958)	(5,002)

Cash flows from financing activities:
Payment of deferred finance costs	(158)	--
Payments of long-term debt	(33,674)	(31,058)
Borrowings of long-term debt	28,028	28,607
Payments of long-term secured borrowing	(696)	(864)
Borrowings of long-term secured borrowing	346	3,754
Excess tax benefit from stock options exercises	176	62
Proceeds from stock options exercised	580	436
Purchase of treasury stock	(635)	(6,013)
Payment of cash dividend	(628)	(653)
Net cash flows from financing activities	(6,661)	(5,729)

Effect of exchange rate changes on cash	16	10

Net (decrease) increase in cash and cash equivalents	(110)	255
Cash and cash equivalents, beginning of period	667	528
Cash and cash equivalents, end of period	$ 557	$ 783
The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point.  Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.  The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment.  For certain acquired businesses that offer different terms, the Company migrates these customers to the payment terms referred to above within a 2-5 year period.

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

The policy with respect to sales returns generally provides that a customer may not return inventory, except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy.  Historically, the level of product returns has not been significant.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The Company owns X-ray equipment rented on a month-to-month basis to customers.  A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years.

Fair Value of Financial Instruments

Financial instruments consist principally of cash, accounts receivable, notes receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value. The carrying value of debt approximates fair value as the interest rate adjusts to market interest rates. Due to the short term nature of the notes receivable, book value approximates fair value.

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, and Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.” Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates. When the Company’s estimate of the annual effective income tax rate changes the year-to-date effect of the change is recorded in the current period.

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

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the six months ended June 30, 2009 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the three months ended June 30, 2009 and 2008, interest income totaled $55 and $93, respectively, and $121 and $209 for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, interest expense totaled $235 and $419, respectively, and $455 and $954 for the six months ended June 30, 2009 and 2008, respectively.

Other Expense (Income), net

Other expense (income), net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $2,533 and $1,763 for the payment of federal and state income taxes and $471 and $1,116 for the payment of interest or loan charges for the six months ended June 30, 2009 and 2008, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated other comprehensive income (loss). Net currency transaction losses (gains) included in other expense (income), net were $35 and $4 for the three months ended June 20, 2009 and 2008, respectively, and $33 and $(330) for the six months ended June 30, 2009 and 2008, respectively.

3.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At June 30, 2009, the Company had an unfunded capital commitment of up to $1,050. As of June 30, 2009, the total capital commitment paid by the Company was $1,950. The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity (income) loss is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other expense (income), net and totaled $34 and $16 for the three months ended June 30, 2009 and 2008, respectively, and $57 and $53 for the six months ended June 30, 2009 and 2008, respectively.

4.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $0 and $14 for the three months ended June 30, 2009 and 2008, respectively, and $20 and $42 for the six months ended June 30, 2009 and 2008, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of

$4,140. Of the purchase price, $621 was subject to a recourse holdback pool that has been established with respect to the limited recourse the third party buyer has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company during the six months ended June 30, 2009 for a total cash payment of $346. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans will remain on the Company’s balance sheet. As of June 30, 2009, the amount of notes receivable transferred to a third party was $2,074, of which $921 is classified as a short-term notes receivable and $1,153 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $270, on the Company’s balance sheet.

Notes receivable consist of the following:

	June 30,	December 31,
	2009	2008

Notes receivable, short-term	$ 1,047	$ 1,258
Notes receivable, long-term	1,311	1,847

Total notes receivable	$ 2,358	$ 3,105

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.	INVENTORIES:

Inventories consist of the following:

	June 30,	December 31,
	2009	2008

Finished products	$ 8,664	$ 7,925
Work in process, long-term	2,396	2,603
Raw materials and supplies	5,222	5,958
Total inventories	$ 16,282	$ 16,486

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2009	2008

Land	$ 3,449	$ 3,449
Buildings and improvements	21,872	20,503
Machinery and equipment	26,183	24,492
Equipment rented to others	5,701	6,250
Construction in progress	693	1,205
	$57,898	$55,899

Less: Accumulated depreciation	(24,362)	(22,994)
Total property, plant and equipment, net	$ 33,536	$ 32,905

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2008	$ 80,334
Foreign currency translation	18
Balance at June 30, 2009	$ 80,352

During the first quarter of 2009, the Company acquired for $1,693 the rights to distribute a product line which expands its infection control offerings. This license agreement has an indefinite life as the distribution agreement does not have a termination date. Other intangible assets consist of the following:

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,251	$ 335	$ 916
Core technology	591	167	424
Patents	2,256	989	1,267
Product formulas	430	87	343
Customer relationships	813	419	394
Non-compete agreements	371	279	92
Supplier relationships	399	305	94
Total	$ 6,111	$ 2,581	$ 3,530

Intangible assets not subject to amortization
License agreements	$ 1,693	$ --	$ 1,693
Trademarks	6,857	--	6,857
Total	8,550	--	8,550
Total intangible assets	$ 14,661	$ 2,581	$ 12,080

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 305	$ 895
Core technology	591	153	438
Patents	2,256	885	1,371
Product formulas	430	82	348
Customer relationships	813	358	455
Non-compete agreements	371	254	117
Supplier relationships	399	278	121
Total	$ 6,060	$ 2,315	$ 3,745

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857
Total intangible assets	$ 12,917	$ 2,315	$ 10,602

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents and core technology; 1 to 20 years for license agreements; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended June 30, 2009 and 2008 was $133 and $156, respectively, and $266 and $266 for the six months ended June 30, 2009 and 2008, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/09	$548
For the year ending 12/31/10	515
For the year ending 12/31/11	410
For the year ending 12/31/12	379
For the year ending 12/31/13	379

8.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility. The new credit facility reduces the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $36,298 available under the line of credit at June 30, 2009. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2009 and December 31, 2008, the Company was in compliance with these covenants

Long-term debt was as follows:
	June 30, 2009	December 31, 2008
Revolving credit facility due 2012 with a weighted-average interest rate of 2.67%	$ 23,702	$ 29,349
Less - current portion	--	--
	$ 23,702	$ 29,349

9.	SHARE-BASED COMPENSATION:

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

Stock Options

The Company recorded pre-tax compensation expense of $59 and $61 for the three months ended June 30, 2009 and 2008, respectively, and $102 and $116 for the six months ended June 30, 2009 and 2008, respectively, related to the Company’s stock option shares. As of June 30, 2009, there was approximately $204 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.0 years. The total aggregate intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $440 and $0, respectively, and $500 and $369 for the six months ended June 30, 2009 and 2008, respectively. Payments received upon the exercise of stock options for the three months ended June 30, 2009 and 2008 totaled $491 and $0, respectively, and $580 and $436 for the six months ended June 30, 2009 and 2008, respectively. The related tax benefit realized related to these exercises was $155 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $176 and $62 for the six months ended June 30, 2009 and 2008, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the six months ended June 30, 2009. The weighted-average estimated value of stock options granted during the six months ended June 30, 2008 was $5.27 per share, using the following weighted-average assumptions:

2008
Dividend yield (1)	0.68%
Expected volatility (2)	28%
Risk-free interest rate (3)	2.35%
Expected life (4)	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s Common Stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the six months ended June 30, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	807	$ 24.59
Granted	--	--
Exercised	(63)	$ 9.19
Forfeited or expired	(6)	$ 29.42
Outstanding at June 30, 2009	738	$ 25.86	3.88 yrs	$ 2,176
Exercisable at June 30, 2009	688	$ 25.81	3.93 yrs	$ 2,176

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $379 and $308 for the three months ended June 30, 2009 and 2008, respectively, and $711 and $594 for the six months ended June 30, 2009 and 2008, respectively, related to the Company’s non-vested equity shares. As of June 30, 2009, there was approximately $3,446 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 3.1 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2009:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2009	132	$27.70
Granted	104	$15.04
Vested	(45)	$27.27
Forfeited	--	--
Non-vested equity shares, June 30, 2009	191	$20.84

10.	Comprehensive Income:

Comprehensive income for the three and six months ended June 30, 2009 and 2008 was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$3,331	$3,101	$6,486	$5,932
Foreign currency translation adjustments, net of tax	188	388	79	166
Comprehensive income	$3,519	$3,489	$6,565	$6,098

11.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $12.5 for the three months ended June 30, 2009 and 2008 and $25 for the six months ended June 30, 2009 and 2008, to George E. Richmond, the Company’s Vice Chairman.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman, which paid him $12.5 during the three months ended June 30, 2009 and 2008 and $25 during the six months ended June 30, 2009 and 2008, to perform such duties as may be assigned to him by the Company’s Board or Chief Executive Officer.

12.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income	$3,331	$3,101	$6,486	$5,932
Weighted average shares outstanding for basic earnings per share	7,873	8,080	7,842	8,136
Dilutive effect of stock options and restricted stock	61	74	43	90
Weighted average shares outstanding for diluted earnings per share	7,934	8,154	7,885	8,226
Basic earnings per share	$0.42	$0.38	$0.82	$0.73
Diluted earnings per share	$0.42	$0.38	$0.82	$0.72

13.	COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2009 and December 31, 2008, respectively, approximately $568 and $788, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $311 and $309 at June 30, 2009 and December 31, 2008, respectively. The following is a rollforward of the Company’s warranty accrual:

	Six Months Ended June 30,
	2009	2008
	(unaudited)

Balance, December 31	$309	$318
Accruals for warranties issued during the year	105	230
Warranty settlements made during the year	(103)	(230)
Balance, June 30	$311	$318

14.	SUBSEQUENT EVENTS:

On July 20, 2009, the Board declared a quarterly dividend of $0.04 per share, payable September 15, 2009 to shareholders of record on August 14, 2009.

Subsequent events have been evaluated through August 5, 2009, which is the date the Company’s financial statements for the second quarter of 2009 were issued.

15.	NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). Under SFAS No. 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of SFAS 141R. In addition, acquired in-process research and development is capitalized as an accounting treatment for business combinations, generally on a prospective basis beginning January 1, 2009. The adoption of this statement did not impact the Company’s first six months results, however, the Company expects SFAS 141R will have an impact on its consolidated financial statements for future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In May 2009, the FASB issued FAS 165, “Subsequent Events” to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity must also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. However, an entity does not have to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company has added this disclosure to its footnote 14.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. A company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The adoption of this statement did not impact the company’s financial statements. The Company has added this disclosure to its footnote 2.

On June 3, 2009, the FASB approved the Accounting Standards Codification. On July 1, 2009, the Financial Accounting Standards Board’s Accounting Standards Codification will change the way that U.S. GAAP is documented, updated, referenced, and accessed. Beginning on that date, the Codification will officially become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. Only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. On July 1, 2009 all existing standards that were used to create the Codification will become superseded. Instead, references to standards will consist solely of the numbers used in the Codification’s structural organization. The Accounting Standards Codification will be effective for interim or annual reporting periods ending after September 15, 2009. The adoption of this statement will affect reference to other standards. The Company must use the new codification system to refer to any and all literature in the filings.

In April, 2009, the FASB issued FASB Staff Position No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (“FSP 141R-1”), to amend SFAS

141 (revised 2007) “Business Combinations.” FSP 141R-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is during or after 2009. The Company expects FSP 141-R will have an impact on its consolidated financial statements for future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation (“FIN”) 46R-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”). This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. FSP FAS 140-4 and FIN 46R-8 was effective for reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FASB Interpretation FIN 46R-8 did not impact the Company’s financial statements or disclosures.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this statement did not impact the Company’s financial statements.

In June 2008, the FASB released FSP EITF 03-6-1 on Emerging Issues Task Force Issue 03-6, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The Staff Position requires that unvested share-based payments awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6, “Participating Securities and the Two Class Method under FASB Statement No. 128,” and therefore, should be included in computing earnings per share using the two-class method. The Staff Position was effective for the Company as of January 1, 2009, and did not have a material impact on the Company’s earnings per share.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-b, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this staff position, the Company had only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The provisions of SFAS 157 had not been applied to non-financial assets and non-financial liabilities. This deferral applied to such items as reporting units measured at fair value in the first step of a goodwill impairment under SFAS 142, and long-lived assets, including intangible assets measured at fair value for an impairment assessment under SFAS 144. These remaining aspects of SFAS No. 157 were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This FSP was effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on the Company’s financial statements.

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

Revenue Recognition – Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point. Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned. The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment. For certain acquired businesses that offer different terms, the Company migrates these customers to the payment terms referred to above within a 2-5 year period.

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

Stock compensation – Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to January 1, 2009 will be accounted for under the provisions of SFAS No. 141R, “Business Combinations.” Under SFAS No. 141R, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of SFAS 141R. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. All business acquisitions completed subsequent to 2002 were accounted for under the provisions of SFAS No. 141, “Business Combinations,” which requires the use of the purchase method. The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales

Net sales decreased $1,266 or 4.9% to $24,637 in the second quarter of 2009 from $25,903 in the second quarter of 2008. Sales of the Company’s consumable products continued to be stable in the second quarter despite the challenging economic environment, while demand for the Company’s diagnostic products remained weak. Consumable product sales, which include preventive, infection control, endodontic, micro-applicator and home care product lines, were roughly equivalent to the prior year quarter. Sales of diagnostic products were $1,095 less than the prior year quarter. In addition, a stronger U.S. dollar negatively impacted sales by approximately $286.

Gross Profit

Gross profit decreased $107 or 0.8% to $13,684 in the second quarter of 2009 compared to $13,791 in the second quarter of 2008. Gross margin increased to 55.5% of net sales in the second quarter of 2009 from 53.2% in the second quarter of 2008. The increase in gross margin was primarily a result of benefits of operating efficiencies implemented in 2008, including facility consolidations and adjusted staff levels, the impact of price increases introduced in the second half of 2008 and favorable product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased $353 or 4.1% to $8,286 in the second quarter of 2009 from $8,639 in the second quarter of 2008. SG&A decreased due to benefits of headcount reductions and reduced marketing expenses. As a percent of net sales, SG&A expenses remained relatively flat at 33.6% in the second quarter of 2009 compared to 33.4% in the second quarter of 2008 due to lower sales in the second quarter of 2009 compared to 2008.

Income from Operations

Income from operations increased $246 or 4.8% to $5,398 in the second quarter of 2009 compared to $5,152 in the second quarter of 2008. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $146 to $180 in the second quarter of 2009 from $326 in the second quarter of 2008. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings on the Company's credit facility.

Other Expense (Income), net

Other expense (income), net decreased $95 to $55 in the second quarter of 2009 from $(40) in the second quarter of 2008. This decrease was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes increased $67 in the second quarter of 2009 to $1,832 from $1,765 in the second quarter of 2008 as a result of higher pre-tax income offset by a decrease in the effective tax rate. The effective tax rate in the second quarter of 2009 was 35.48% compared to 36.27% in the second quarter of 2008 due to a reduction in the effective blended state rate resulting from changes in individual state filing requirements based on previous consolidation activity offset by changes in state tax laws enacted in the second quarter of 2009 which increased the Company’s state rate.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales

Net sales decreased $1,897 or 3.8% to $48,401 in the first six months of 2009 from $50,298 in the first six months of 2008. Sales of the Company’s consumable products were solid despite the challenging economic environment, while demand for the Company’s diagnostic products remained weak. Consumable product sales, which include preventive, infection control, endodontic, micro-applicators and home care product lines, remained essentially flat over the first six months of 2008. Sales of diagnostic products were $1,625 below that of the first six months of 2008. In addition, a stronger U.S. dollar negatively impacted sales by approximately $550.

Gross Profit

Gross profit increased $265 or 1.0% to $26,994 in the first six months of 2009 compared to $26,729 in the first six months of 2008. Gross margin increased to 55.8% of net sales in the first six months of 2009 compared to 53.1% in the first six months of 2008. The additional gross profit was primarily a result of benefits of operating efficiencies implemented in 2008, including facility consolidations and adjusted staff levels, the impact of price increases introduced in the second half of 2008 and a favorable product mix.

Selling, General, and Administrative Expenses

SG&A expenses decreased $406 or 2.4% to $16,601 in the first six months of 2009 from $17,007 in the first six months of 2008. SG&A decreased due to reduced marketing expenses and benefits of headcount reductions partially offset by higher equity compensation as well as increased incentive compensation relative to the performance of the business. As a percent of net sales, SG&A expenses were relatively flat at 34.3% in the first six months of 2009 compared to 33.8% in the first six months of 2008 due to the lower sales in 2009 compared to 2008.

Income from Operations

Income from operations increased $671 or 6.9% to $10,393 in the first six months of 2009 compared to $9,722 in the first six months of 2008. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $411 to $334 in the first six months of 2009 from $745 in the first six months of 2008. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings on the Company's credit facility

Other Expense (Income), net

Other expense (income), net decreased $407 to $42 in the first six months of 2009 from $(365) in the first six months of 2008. This decrease was primarily attributable to a foreign exchange impact on debt repaid from the Company’s Irish subsidiary of approximately $300 in 2008.

Provision for Income Taxes

Provision for income taxes increased $121 in the first six months of 2009 to $3,531 from $3,410 in the first six months of 2008 as a result of higher pre-tax income offset by a decrease in the effective tax rate. The effective tax rate in the first six months of 2009 was 35.25% compared to 36.50% in the first six months of 2008 due to a reduction in the effective blended state rate resulting from changes in individual state filing requirements based on previous consolidation activity offset by changes in state tax laws enacted in the second quarter of 2009 which increased the Company’s state rate.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $10,493 and $10,976 for the first six months of 2009 and 2008, respectively. Net capital expenditures for property, plant and equipment were $2,308 and $1,517 for the six months of 2009 and 2008, respectively. Significant capital expenditures in 2009 included buildings, facility improvements, and production machinery and equipment. Future capital expenditures are expected to include facility improvements, production machinery and information systems. During the first quarter of 2009, the Company acquired the rights to distribute a product line which expands its infection control offerings. The Company paid approximately $1,300 in cash. The agreement also requires the Company to pay $60 annually for the next ten years.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 was subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company during the six months ended June 30, 2009 for a total cash payment of $346. As the transactions do not qualify as sales of assets under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of June 30, 2009, the residual amount of notes receivable transferred to a third party was $2,074, of which $921 is classified as a short-term notes receivable and $1,153 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $270, on the Company’s balance sheet.

On May 21, 2009, the Company renewed its credit facility. The new credit facility reduces the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $36,298 available under the line of credit at June 30, 2009. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2009 and December 31, 2008, the Company was in compliance with all of these covenants. At June 30, 2009, the Company had $23,703 in outstanding borrowings under this agreement and $36,297 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $54 and $81 of additional interest expense in the three months ended June 30, 2009 and 2008, respectively, and $127 and $161 in the six months ended June 30, 2009 and 2008, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $54 and $81 in the three months ended June 30, 2009 and 2008, respectively, and $127 and $161 in the six months ended June 30, 2009 and 2008, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the six months ended June 30, 2009, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 38% were denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in 000’s) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2009	5	$14.85	5	142
Total Second Quarter 2009	5	$14.85	5	142
(1)	The share repurchase program authorizing the purchase of up to 500 shares was announced May 6, 2008 and was replaced on July 20, 2009, by the Share Repurchase Program described below.

Item 4.	Submission of Matters to a Vote of Security Holders

A regular Annual Meeting of Shareholders was held on May 5, 2009. The following proposal was submitted to the shareholders for a vote at the annual meeting:

1. To elect five directors until the Annual Meeting in 2010 or until their successors are duly elected and qualified.

The following directors were elected at the Annual Meeting:

George E. Richmond, Alfred E. Brennan, Richard J. Bliss, Dr. Patrick J. Ferrillo, and Brian F. Bremer.

The voting at the Annual Meeting of Shareholders for the election of directors was as follows:

Nominees	For	Withheld
Alfred E. Brennan	7,465,166	130,654
George E. Richmond	7,479,739	116,081
Brian F. Bremer	7,507,118	88,702
Dr. Patrick J. Ferrillo	7,539,770	56,050
Richard J. Bliss	7,539,770	56,050

Each nominee received a majority of the votes cast and therefore were duly elected as directors of Young Innovations, Inc.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

August 6, 2009	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer