Form 10-Q
period 2009-09-30
YOUNG INNOVATIONS INC
filed 2009-11-06
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares outstanding of the registrant’s Common Stock at October 20, 2009:

7,914,625 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

September 30,		December 31,
	2009 (unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$ 495	$ 667
Trade accounts receivable, net of allowance for doubtful accounts of $372 and $425 in 2009 and 2008, respectively	11,115	10,421
Inventories	15,662	16,486
Other current assets	4,704	4,759
Total current assets	31,976	32,333
Property, plant and equipment, net	33,542	32,905
Goodwill, net	80,393	80,334
Other intangible assets	11,948	10,602
Other assets	3,014	3,402
Total assets	$ 160,873	$ 159,576

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$ 11,064	$ 8,840
Total current liabilities	11,064	8,840
Long-term debt	17,628	29,349
Long-term secured borrowing	798	1,281
Deferred income taxes	14,033	13,829
Other noncurrent liabilities	293	—
Total liabilities	43,816	53,299
Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 and 10,219 shares issued in 2009 and 2008, respectively	102	102
Additional paid-in capital	23,533	25,336
Retained earnings	142,546	133,531
Common Stock in treasury, at cost; 2,304 and 2,452 shares in 2009 and 2008, respectively	(49,304)	(52,673)
Accumulated other comprehensive income (loss)	180	(19)
Total stockholders' equity	117,057	106,227
Total liabilities and stockholders' equity	$ 160,873	$ 159,576

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$ 24,805	$ 24,922	$ 73,206	$ 75,220
Cost of goods sold	10,857	11,759	32,264	35,328
Gross profit	13,948	13,163	40,942	39,892
Selling, general and administrative expenses	8,298	7,955	24,899	24,962
Income from operations	5,650	5,208	16,043	14,930
Interest expense, net	172	324	506	1,069
Other expense (income), net	53	(18)	95	(383)
Income before provision for income taxes	5,425	4,902	15,442	14,244
Provision for income taxes	1,951	1,754	5,482	5,164
Net income	$ 3,474	$ 3,148	$ 9,960	$ 9,080
Basic earnings per share	$ 0.44	$ 0.40	$ 1.27	$ 1.13
Diluted earnings per share	$ 0.43	$ 0.39	$ 1.25	$ 1.11
Basic weighted average shares outstanding	7,912	7,915	7,866	8,062
Diluted weighted average shares outstanding	8,040	8,013	7,939	8,153

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$ 9,960	$ 9,080
Adjustments to reconcile net income to net cash flows from operating activities --
Depreciation and amortization	2,990	3,030
Share based compensation expense	1,247	1,073
Deferred income taxes	93	--
Excess tax benefit from share based compensation	(54)	--
Loss on private equity investment	76	75
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(586)	885
Inventories	872	(1,840)
Other current assets	(81)	954
Other assets	847	971
Accounts payable and accrued liabilities	2,297	1,783
Total adjustments	7,701	6,931
Net cash flows from operating activities	17,661	16,011

Cash flows from investing activities:
Purchase of distribution rights	(1,350)	--
Payments for acquisitions of businesses and intangible assets, net of cash acquired	(10)	(2,735)
Purchases of property, plant and equipment	(3,135)	(2,176)
Purchases of private equity investments	(300)	(750)
Net cash flows from investing activities	(4,795)	(5,661)

Cash flows from financing activities:
Payment of deferred finance costs	(158)	--
Payments of long-term debt	(47,713)	(46,598)
Borrowings of long-term debt	35,992	42,975
Payments of long-term secured borrowing	(969)	(1,248)
Borrowings of long-term secured borrowing	346	3,754
Excess tax benefit from share based compensation	54	65
Proceeds from stock options exercised	778	443
Purchase of treasury stock	(459)	(8,325)
Payment of cash dividend	(945)	(968)
Net cash flows from financing activities	(13,074)	(9,902)

Effect of exchange rate changes on cash	36	(19)

Net (decrease) increase in cash and cash equivalents	(172)	429
Cash and cash equivalents, beginning of period	667	528
Cash and cash equivalents, end of period	$ 495	$ 957
The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting”, and ASC 740, “Income Taxes.” Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates. When the Company’s estimate of the annual effective income tax rate changes the year-to-date effect of the change is recorded in the current period.

The Company adopted the provisions of ASC 740, “Income Taxes”, related to the accounting for uncertain tax positions at the beginning of fiscal year 2007. As of December 31, 2008, the Company had $101 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of December 31, 2008, the Company had accrued $26 of penalties and interest related to uncertain tax positions.

There has not been a significant increase or decrease in the amount of unrecognized tax benefits during the nine months ended September 30, 2009 and the Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company anticipates repatriation of earnings from its foreign subsidiary and has provided a deferred tax liability for United States income taxes on the undistributed earnings of its foreign subsidiary, in accordance with ASC 740 “Income Taxes” as it relates to investments in foreign subsidiaries.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. Tax years 2005 through 2008 remain open to examination by the major taxing jurisdictions to which the Company reports.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the three months ended September 30, 2009 and 2008, interest income totaled $47 and $80, respectively, and $168 and $289 for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, interest expense totaled $219 and $404, respectively, and $674 and $1,358 for the nine months ended September 30, 2009 and 2008, respectively.

Other Expense (Income), net

Other expense (income), net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $3,986 and $3,192 for the payment of federal and state income taxes and $639 and $1,510 for the payment of interest or loan charges for the nine months ended September 30, 2009 and 2008, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated other comprehensive income (loss). Net currency transaction losses (gains) included in other expense (income), net were $36 and ($19) for the three months ended September 30, 2009 and 2008, respectively, and $69 and ($349) for the nine months ended September 30, 2009 and 2008, respectively.

3.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At September 30, 2009, the Company had an unfunded capital commitment of up to $1,050. As of September 30, 2009, the total capital commitment paid by the Company was $1,950. On October 1, 2009, the Company’s unfunded capital commitment in a private equity investment was reduced from $1,050 to $300 due to a change in the fund’s investment strategy.

The investment is accounted for under the equity method of accounting and included in other assets on the Condensed Consolidated Balance Sheet. Equity (income) loss is recorded using a three-month lag. The Company’s loss attributed to this private equity investment was included in other expense (income), net and totaled $19 and $22 for the three months ended September 30, 2009 and 2008, respectively, and $76 and $75 for the nine months ended September 30, 2009 and 2008, respectively.

4.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes. Total revenue from sales of equipment financed by the Company was $0 and $3 for the three months ended September 30, 2009 and 2008, respectively, and $20 and $45 for the nine months ended September 30, 2009 and 2008, respectively. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 was subject to a recourse holdback pool that has been established with respect to the limited recourse the third party buyer has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company during the nine months ended September 30, 2009 for a total cash payment of $346. As the transactions do not qualify as sales of assets under ASC 860, “Transfers and Services,” the transactions have been treated as financing and the loans will remain on the Company’s balance sheet. As of September 30, 2009, the amount of notes receivable transferred to a third party was $1,777, of which $840 is classified as a short-term notes receivable and $937 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $265, on the Company’s balance sheet.

Notes receivable consist of the following:

	September 30,	December 31,
	2009	2008

Notes receivable, short-term	$ 985	$ 1,258
Notes receivable, long-term	1,100	1,847

Total notes receivable	$ 2,085	$ 3,105

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.	INVENTORIES:

Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Finished products.	$ 7,773	$ 7,925
Work in process, long-term	2,631	2,603
Raw materials and supplies	5,258	5,958
Total inventories	$ 15,662	$ 16,486

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008

Land	$ 3,449	$ 3,449
Buildings and improvements	22,048	20,503
Machinery and equipment	26,901	24,492
Equipment rented to others	5,607	6,250
Construction in progress	677	1,205
	$58,682	$55,899

Less: Accumulated depreciation	(25,140)	(22,994)
Total property, plant and equipment, net	$ 33,542	$ 32,905

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2008	$ 80,334
Foreign currency translation	59
Balance at September 30, 2009	$ 80,393

During the first quarter of 2009, the Company acquired for $1,693 the rights to distribute a product line which expands its infection control offerings. This license agreement has an indefinite life as the distribution agreement does not have a termination date. Other intangible assets consist of the following:

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,251	$ 359	$ 892
Core technology	591	175	416
Patents	2,260	1,041	1,219
Product formulas	430	90	340
Customer relationships	813	449	364
Non-compete agreements	377	291	86
Supplier relationships	399	318	81
Total	$ 6,121	$ 2,723	$ 3,398

Intangible assets not subject to amortization
License agreements	$ 1,693	$ --	$ 1,693
Trademarks	6,857	--	6,863
Total	8,550	--	8,556
Total intangible assets	$ 14,671	$ 2,723	$ 11,948

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$ 1,200	$ 305	$ 895
Core technology	591	153	438
Patents	2,256	885	1,371
Product formulas	430	82	348
Customer relationships	813	358	455
Non-compete agreements	371	254	117
Supplier relationships	399	278	121
Total	$ 6,060	$ 2,315	$ 3,745

Intangible assets not subject to amortization
Trademarks	$ 6,857	--	$ 6,857
Total intangible assets	$ 12,917	$ 2,315	$ 10,602

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents and core technology; 1 to 20 years for license agreements; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended September 30, 2009 and 2008 was $142 and $132, respectively, and $408 and $398 for the nine months ended September 30, 2009 and 2008, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/09	$548
For the year ending 12/31/10	515
For the year ending 12/31/11	411
For the year ending 12/31/12	379
For the year ending 12/31/13	379

8.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility. The new credit facility reduces the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $42,372 available under the line of credit at September 30, 2009. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2009 and December 31, 2008, the Company was in compliance with these covenants.

Long-term debt was as follows:
	September 30, 2009	December 31, 2008
Revolving credit facility due 2012 with a weighted-average interest rate of 2.72%	$ 17,628	$ 29,349
Less - current portion	--	--
	$ 17,628	$ 29,349

9.	SHARE-BASED COMPENSATION:

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

Stock Options

The Company recorded pre-tax compensation expense of $60 and $62 for the three months ended September 30, 2009 and 2008, respectively, and $162 and $178 for the nine months ended September 30, 2009 and 2008, respectively related to the Company’s stock option shares. As of September 30, 2009, there was approximately $144 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 0.9 years. The total aggregate intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $154 and $9, respectively, and $654 and $378 for the nine months ended September 30, 2009 and 2008, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2009 and 2008 totaled $198 and $7, respectively, and $778 and $443 for the nine months ended September 30, 2009 and 2008, respectively. The related tax (shortfall) benefit realized related to these exercises was ($122) and $3 for the three months ended September 30, 2009 and 2008, respectively, and $54 and $65 for the nine months ended September 30, 2009 and 2008, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the nine months ended September 30, 2009. The weighted-average estimated value of stock options granted during the nine months ended September 30, 2008 was $5.27 per share, using the following weighted-average assumptions:

2008
Dividend yield (1)	0.68%
Expected volatility (2)	28%
Risk-free interest rate (3)	2.35%
Expected life (4)	3.5

(1) Represents cash dividends paid as a percentage of the share price on the date of grant.

(2) Based on historical volatility of the Company’s Common Stock over the expected life of the options.

(3) Represents the U.S. Treasury STRIP rates over maturity periods matching the expected term of the options at the time of grant.

(4) The period of time that options granted are expected to be outstanding based upon historical evidence.

The following table summarizes stock option activity for the six months ended September 30, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	807	$ 24.59
Granted	--	--
Exercised	(77)	$ 10.08
Forfeited or expired	(8)	$ 28.22
Outstanding at September 30, 2009	722	$ 26.10	3.65 yrs	$ 3,349
Exercisable at September 30, 2009	674	$ 26.06	3.71 yrs	$ 3,291

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $374 and $300 for the three months ended September 30, 2009 and 2008, respectively, and $1,085 and $894 for the nine months ended September 30, 2009 and 2008, respectively related to the Company’s non-vested equity shares. As of September 30, 2009, there was approximately $3,076 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 3.0 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2009:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2009	132	$27.70
Granted	104	$15.03
Vested	(45)	$27.27
Forfeited	(3)	$15.00
Non-vested equity shares, September 30, 2009	188	$20.98

10.	Comprehensive Income:

Comprehensive income for the three and nine months ended September 30, 2009 and 2008 was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$3,474	$3,148	$9,960	$9,080
Foreign currency translation adjustments, net of tax	120	(348)	199	(182)
Comprehensive income	$3,594	$2,800	$10,159	$8,898

11.	RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $12.5 for the three months ended September 30, 2009 and 2008, and $37.5 for the nine months ended September 30, 2009 and 2008, to George E. Richmond, the Company’s Vice Chairman.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman, which paid him $12.5 during the three months ended September 30, 2009 and 2008, and $37.5 during the nine months ended September 30, 2009 and 2008, to perform such duties as may be assigned to him by the Company’s Board or Chief Executive Officer.

12.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income	$3,474	$3,148	$9,960	$9,080
Weighted average shares outstanding for basic earnings per share	7,912	7,915	7,866	8,062
Dilutive effect of stock options and restricted stock	128	98	73	91
Weighted average shares outstanding for diluted earnings per share	8,040	8,013	7,939	8,153
Basic earnings per share	$0.44	$0.40	$1.27	$1.13
Diluted earnings per share	$0.43	$0.39	$1.25	$1.11

13.	COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2009 and December 31, 2008, respectively, approximately $620 and $788, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $292 and $309 at September 30, 2009 and December 31, 2008, respectively. The following is a rollforward of the Company’s warranty accrual:

	Nine Months Ended September 30,
	2009	2008
	(unaudited)

Balance, December 31	$309	$318
Accruals for warranties issued during the year	159	345
Warranty settlements made during the year	(176)	(291)
Balance, September 30, 2009	$292	$372

14.	SUBSEQUENT EVENTS:

On October 19, 2009, the Board declared a quarterly dividend of $0.04 per share, payable December 15, 2009 to shareholders of record on November 13, 2009.

Subsequent events have been evaluated through November 6, 2009, which is the date the Company’s financial statements for the third quarter of 2009 were issued.

15.	NEW ACCOUNTING STANDARDS

Adopted Accounting Pronouncements

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental General Accepted Accounting Principles “GAAP”, other than guidance issued by the SEC. On July 1, 2009, the FASB’s Accounting Standards Codification changed the way that U.S. GAAP is documented, updated, referenced, and accessed. Beginning on that date, ASC officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. Only one level of authoritative GAAP now exists. All other literature is now considered non-authoritative. The ASC was effective for interim or annual reporting periods ending after September 15, 2009. The company adopted the codification during the quarter ended September 30, 2009. The ASC did not have any impact on the Company’s financial statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. An entity must recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity must also disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. However, an entity does not have to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of the new guidance were effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company has added this disclosure to its footnote 14.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of this statement did not impact the company’s financial statements. The Company has added this disclosure to its footnote 2.

In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Under the revised guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This update was effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on the Company’s financial statements

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805, “Business Combinations”, states that an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of this statement did not impact the Company’s first nine months results, however, the Company expects ASC 805 will have an impact on its consolidated financial statements for future acquisitions, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities.  The new guidance, which is now part of ASC 260, “Earnings per Share”, requires that unvested share-based payments awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and should be included in computing earnings per share using the two-class method. The new guidance was effective for the Company as of January 1, 2009, and did not have a material impact on the Company’s earnings per share.

In April 2008, the FASB issued revised guidance on determining the useful life of intangible assets.  The revised guidance, which is now a part of ASC 350, “Intangibles -Goodwill and Other”, to address the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance was effective for fiscal years beginning after December 15, 2008. The adoption of this statement did not impact the Company’s financial statements.

In September 2006, the FASB issued a new accounting standard for fair value measurements. The new standard, which is now part of ASC 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. In February 2008, the FASB issued additional guidance, which is now part of ASC 820, which defers the effective date by one year for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with ASC 820, the Company had only adopted the provisions of ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The provisions of ASC 820 had not been applied to non-financial assets and non-financial liabilities. This deferral applied to such items as reporting units measured at fair value in the first step of a goodwill impairment under ASC 350, “Intangibles- Goodwill and Other,” and long-lived assets, including intangible assets measured at fair value for an impairment assessment under ASC 360, “Property, Plant and Equipment”. These remaining aspects of ASC 820 were adopted by the Company prospectively beginning January 1, 2009 and did not have a material impact on the Company’s financial statements.

Not Yet Adopted

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011.The Company has not determined the impact that this update may have on its financial statements.

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Company does not expect that the provisions of the new guidance will have a material effect on its financial statements.

In June 2009, the FASB issued new guidance on the accounting for the transfers of financial assets.  The new guidance, which was issued as Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 has not yet been adopted into Codification. The amended standard will address practices that have developed since the original issuance that are not consistent with the original intent and key requirements of the standard as well as concerns of financial statement users that many of the financial assets and related obligations that have been derecognized should continue to be reported in the financial statements of transferors. The standard must be applied as of the beginning of each entity’s first annual reporting period that begins after November 15, 2009, and is not expected to have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities.  The revised guidance, which was issued as Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), has not yet been adopted into Codification. The amended guidance eliminates the qualifying special-purpose entity concept in ASC 860 “Transfers and Servicing” and addresses the timeliness and usefulness of accounting disclosures involving an enterprise’s involvement in a variable interest entity. The standard will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is not expected to have a significant impact on the Company’s financial statements.

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

Goodwill and other intangible assets – In accordance with the ASC 350 goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360.

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

Stock compensation – Under the provisions of ASC 718, “Compensation- Stock Compensation,” share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to January 1, 2009 will be accounted for under the provisions of ASC 805. Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. All business acquisitions completed subsequent to 2002 were accounted for under the purchase method. The purchase method requires the Company to allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The allocation of acquisition cost to assets acquired includes the consideration of identifiable intangible assets. The excess of the cost of an acquired business over the fair value of the assets acquired and liabilities assumed is recognized as goodwill.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales

Net sales decreased $117 or 0.5% to $24,805 in the third quarter of 2009 from $24,922 in the third quarter of 2008. Total sales for the third quarter remained stable, as increased demand for the Company’s consumable products offset continued weakness in its diagnostic product line. Consumable product sales, which include preventive, infection control, endodontic, micro-applicator and home care product lines, posted gains for the quarter. The Company’s diagnostic product line continues to be affected by the weak economy and tight credit markets. Sales of diagnostic products were $490 less than the prior year quarter.

Gross Profit

Gross profit increased $785 or 6.0% to $13,948 in the third quarter of 2009 compared to $13,163 in the third quarter of 2008. Gross margin increased to 56.2% of net sales in the third quarter of 2009 from 52.8% in the third quarter of 2008. Gross margin increased due to improved production efficiencies, favorable product mix, and continued benefits of facility consolidations.

Selling, General, and Administrative Expenses

SG&A expenses increased $343 or 4.3% to $8,298 in the third quarter of 2009 from $7,955 in the third quarter of 2008. SG&A increased primarily due to higher incentive compensation expense consistent with the performance of the business, somewhat offset by headcount reductions and reduced marketing expenses. As a percent of net sales, SG&A expenses increased to 33.5% in the third quarter of 2009 compared to 31.9% in the third quarter of 2008 due to the items explained above.

Income from Operations

Income from operations increased $442 or 8.5% to $5,650 in the third quarter of 2009 compared to $5,208 in the third quarter of 2008. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $152 to $172 in the third quarter of 2009 from $324 in the third quarter of 2008. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings on the Company's credit facility.

Other Expense (Income), net

Other expense (income), net increased $71 to $53 in the third quarter of 2009 from $(18) in the third quarter of 2008. This increase was due to lower levels of miscellaneous income.

Provision for Income Taxes

Provision for income taxes increased $197 in the third quarter of 2009 to $1,951 from $1,754 in the third quarter of 2008 as a result of higher pre-tax income. The effective tax rate in the third quarter of 2009 was 36.0% compared to 35.8% in the third quarter of 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales

Net sales decreased $2,014 or 2.7% to $73,206 in the first nine months of 2009 from $75,220 in the first nine months of 2008. Sales of the Company’s consumable products were solid despite the challenging economic environment, while demand for the Company’s diagnostic products remained weak. Consumable product sales, which include preventive, infection control, endodontic, micro-applicators and home care product lines, remained essentially flat over the first nine months of 2008. Sales of diagnostic products were $2,115 below that of the first nine months of 2008. In addition, a stronger U.S. dollar negatively impacted sales by approximately $620.

Gross Profit

Gross profit increased $1,050 or 2.6% to $40,942 in the first nine months of 2009 compared to $39,892 in the first nine months of 2008. Gross margin increased to 55.9% of net sales in the first nine months of 2009 compared to 53.0% in the first nine months of 2008. The increase in gross margin was primarily a result of benefits of operating efficiencies implemented in 2008, including facility consolidations and adjusted staff levels and favorable product mix.

Selling, General, and Administrative Expenses

SG&A expenses were essentially flat at $24,899 in the first nine months of 2009 from $24,962 in the first nine months of 2008. The benefits from headcount reductions and reduced marketing expenses were offset by higher equity compensation as well as increased incentive compensation consistent with the performance of the business. As a percent of net sales, SG&A expenses increased to 34.0% in the first nine months of 2009 compared to 33.2% in the first nine months of 2008 due to the lower sales in 2009 compared to 2008.

Income from Operations

Income from operations increased $1,113 or 7.5% to $16,043 in the first nine months of 2009 compared to $14,930 in the first nine months of 2008. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $563 to $506 in the first nine months of 2009 from $1,069 in the first nine months of 2008. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings on the Company's credit facility

Other Expense (Income), net

Other expense (income), net increased $478 to $95 in the first nine months of 2009 from $(383) in the first nine months of 2008. This increase was primarily attributable to a foreign exchange impact on debt repaid from the Company’s Irish subsidiary of approximately $300 in 2008.

Provision for Income Taxes

Provision for income taxes increased $318 in the first nine months of 2009 to $5,482 from $5,164 in the first nine months of 2008 as a result of higher pre-tax income offset by a decrease in the effective tax rate. The effective tax rate in the first nine months of 2009 was 35.5% compared to 36.3% in the first nine months of 2008 due to a reduction in the effective blended state rate resulting from changes in certain state filing requirements based on previous consolidation activity offset by changes in state tax laws enacted in the second quarter of 2009 which increased the Company’s state rate.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $17,661 and $16,011 for the first nine months of 2009 and 2008, respectively. Net capital expenditures for property, plant and equipment were $3,135 and $2,176 for the nine months of 2009 and 2008, respectively. Significant capital expenditures in 2009 included buildings, facility improvements, and production machinery and equipment. Future capital expenditures are expected to include facility improvements, production machinery and information systems. During the first quarter of 2009, the Company acquired the rights to distribute a product line which expands its infection control offerings. The Company paid approximately $1,300 in cash. The agreement also requires the Company to pay $60 annually for the next ten years.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 was subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. In connection with the agreement, a portion of the recourse holdback pool was released to the Company during the nine months ended September 30, 2009 for a total cash payment of $346. As the transactions do not qualify as sales of assets under ASC 860, “Transfers and Services,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of September 30, 2009, the residual amount of notes receivable transferred to a third party was $1,777, of which $840 is classified as a short-term notes receivable and $937 as a long-term notes receivable. A corresponding long-term and short-term liability have been recorded, net of the recourse holdback pool of $265, on the Company’s balance sheet.

On May 21, 2009, the Company renewed its credit facility. The new credit facility reduces the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $42,372 available under the line of credit at September 30, 2009. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2009 and December 31, 2008, the Company was in compliance with all of these covenants. At September 30, 2009, the Company had $17,628 in outstanding borrowings under this agreement and $42,372 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $50 and $82 of additional interest expense in the three months ended September 30, 2009 and 2008, respectively, and $188 and $246 in the nine months ended September 30, 2009 and 2008, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $50 and $82 in the three months ended September 30, 2009 and 2008, respectively, and $188 and $246 in the nine months ended September 30, 2009 and 2008, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2009, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 39% were denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

YOUNG INNOVATIONS, INC.

November 6, 2009	/s/	Alfred E. Brennan, Jr.
----------------------	------------------------------------------------------------
Alfred E. Brennan, Jr.
Chief Executive Officer

/s/	Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer