Form 10-K
period 2009-12-31
YOUNG INNOVATIONS INC
filed 2010-03-16
CIK 949874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant had submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):  Large accelerated filer  [ ]  Accelerated filer  [X]  Non-accelerated filer  [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates based on The Nasdaq Global Select Market closing price as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $109 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the registrant's Common Stock at February 28, 2010:

7,974,261 shares of Common Stock, $0.01 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for its 2009 Annual Meeting of Stockholders (the “2009” Proxy Statement”) are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS
PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules

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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

The Company markets its products primarily in the U.S.  The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim.  International sales represented approximately 17% of the Company’s total net sales in 2009.

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

Products

The Company’s $97,737 in sales for 2009 was derived from the manufacture and distribution of the products described below.  The Company offers many different products which fall within one of two general categories; consumables and diagnostics.  Consumables consist of preventive, infection control, micro-applicators, home care and endodontic products.  Diagnostics consist of X-ray machines and supplies.  Revenue from consumables was $88,381, $87,432 and $83,376 for 2009, 2008 and 2007, respectively.  Revenue from diagnostics was $9,356, $11,711 and $14,026 for 2009, 2008 and 2007, respectively.

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

•
Handpieces and components.  Under the Athena Champion and Denticator brand names, the Company manufactures and markets low and high-speed dental handpieces.  Handpieces are used for teeth-cleaning and during restorative procedures, including removing decay during cavity preparation procedures.  The Company also provides repair and maintenance services for handpieces.

•	Moisture control. The Company offers a variety of moisture control products, including Dri-Aid and Surg-O-Vac, used to remove and absorb saliva or liquids during a variety of common dental procedures.

Infection Control.  The Company markets a broad line of infection control products to the dental practice.  Standard infection control precautions should be performed in accordance with Center for Disease Control (CDC) guidelines for infection control in dental health-care settings.  The Company’s products include:

•
Surface disinfectants.  Surface disinfectants are used to clean surfaces in the dental operatory, such as a dental chair or countertop that may be contaminated with bioburden (microorganisms).  The Company offers products that are used to clean and disinfect these surfaces under the brand names BIREX SE and Opti-Cide 3.  BIREX SE, one of the leading liquid surface disinfectants in the U.S. dental market, is a one-step chemistry that cleans and disinfects.  BIREX SE is a concentrate that is mixed by the user with tap water and is cost-effective and easy to store.  Opti-Cide 3 is a ready-to-use disinfectant with a quick microbial kill time available in liquid and wipe forms.

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

•
Gloves and masks.  The Company offers many types of gloves, including latex, non-latex and powder-free gloves for dental professionals.  Flavored gloves, including cherry and grape, are often used by pediatric dentists to help provide a more positive, enjoyable experience for their younger patients.  Masks are used as a barrier by dental professionals.

•
Ultrasonic cleaning systems.  The Company, under the Healthsonics and Purit brand names, manufactures and markets a line of ultrasonic cleaning systems primarily used to clean and disinfect dental hand instruments.  The Company also sells a line of solutions and accessories that are used in connection with these systems.

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

Endodontic.  The Company sells endodontic products under the Obtura and Spartan brand names.  Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue.  The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and then filling the empty canal with gutta percha, a rubber-like filling material.  Endodontic procedures are performed by both general dentists and specialists (endodontists).  The Company’s endodontic products include:

•
Obturation.  The Obtura family of endodontic units is gun-type, heat-softened gutta percha delivery systems.  This unique dispensing unit allows the dentist to deliver a consistent flow of warm gutta percha directly into the canal, similar to extruding hot glue from a glue gun, facilitating the canal-filling procedure.   Additionally, the Obtura systems help practitioners effectively seal the canal, which is an important component of the root canal procedure.

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

Diagnostics:

The Company markets panoramic dental X-ray systems and supplies in the U.S. under the Panoramic brand name.  The Company’s diagnostic products include:

•
Digital Imaging.  The Company offers two direct digital products.  The PC-4000 is an integrated digital panoramic imaging system which produces a high-quality image of the entire dental arch.    The 1000-DR, a cost-effective digital sensor kit, converts a film-based x-ray machine with a cephalometric attachment.  The cephalometric attachment is a positioning device that allows for repeated images of a patients mouth and skull in the same position over time.  This feature is important for diagnosis and treatment planning for orthodontists and oral surgeons.  The PC-1000 can be converted to a digital format in the field.

•
Film X-ray.  The Company offers two analog or film-based products.  The PC-1000 is a fully-equipped panoramic X-ray machine which produces a high-quality, single-film image of the entire mouth.  The PC-1000/Laser-1000 provides full-mouth panoramic radiographs and cephalometric images that display the patient’s anterior skull profile allowing additional diagnosis and treatment planning for orthodontics and TMJ syndrome.

•
Rental Program and Services.  The Company offers a program for dental practices to install and pay for a film type panoramic machine for a per-image fee.  As a result, dentists can obtain a relatively expensive piece of equipment without significant capital outlay.  In addition, the dentist has the option to purchase the equipment at a depreciated price during the rental period.  The rental program generates an inventory of used equipment that is factory refurbished and re-sold to dental offices.  The Company also offers service on all its panoramic X-ray systems through a network of more than 200 independent nationwide technicians.

•	Supplies and Accessories. The Company offers its customers dental X-ray supplies, including film, film cassettes and intensifying screens, processing chemicals, and darkroom supplies.

Sales and Marketing of Professional Products

The Company markets its preventive, micro-applicator and infection control products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 15.5% and 15.2%, respectively, of the Company's sales in 2009.  In addition to marketing through distributors in the U.S., the Company sells products directly to dental providers and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

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

Our commitment to internally-developed products requires an investment of resources.  The Company incurred research and development costs which are expensed as incurred totaling $797, $796 and $738, for 2009, 2008 and 2007, respectively.

The Company seeks to acquire product lines to strengthen its market presence.  During the first quarter of 2009, the Company acquired the rights to distribute a product line which expands our infection control offerings.

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

Diagnostic Equipment. Diagnostic equipment is manufactured and assembled at the Company’s premises in Fort Wayne, Indiana.  The Company also manufactures its own diagnostic generators, a critical system component in our units.  Additionally, the Company sources sensors for its digital diagnostic equipment from an international manufacturer.

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

Competition

The markets for the Company’s products are highly competitive.  The Company believes that the principal competitive factors in all of its markets are product features, reliability, name recognition, established distribution network, customer service and, to a lesser extent, price.  The relative speed with which the Company can develop, complete testing, obtain regulatory approval and sell commercial quantities of new products is also an important competitive factor.  Some of the Company’s competitors have greater financial, research, manufacturing, and marketing resources than the Company.  The Company’s competitors include: DENTSPLY International Inc.; Danaher Corporation; John O. Butler Company; Instrumentarium; Planmeca OY; StarDental, a division of DentalEZ Group; Procter and Gamble Co. and Colgate-Palmolive Co.

The Company competes with manufacturers of both branded and private-label dental products.  The Company believes it is a leading U.S. manufacturer or distributor of prophy angles and cups, liquid surface disinfectants, dental micro-applicators and obturation units designed for warm, vertical condensation.

FDA Regulation

The Company’s products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (“FDA”).    To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold.  Some of these regulatory requirements and penalties for non compliance are more stringent than those applicable in the United States.  They also vary from country to country.

Medical Device Regulation.  Pursuant to the Federal Food, Drug, and Cosmetic Act (“Act”), and the FDA’s implementing regulations, FDA regulates the development, manufacture, sale, and distribution of medical devices, including their introduction into interstate commerce, as well as their testing, labeling, packaging, marketing, distribution, recordkeeping and reporting.  In general, if a dental device is subject to FDA regulation, compliance with the FDA requirements constitutes compliance with corresponding state regulations through some states may have additional licensure and other requirements and may conduct inspections of facilities on behalf of or in addition to inspections by the FDA.  Medical devices are classified for FDA regulatory purposes as Class I, Class II or Class III, depending on the degree of control necessary to provide a reasonable assurance of safety and effectiveness for the labeled use.  Currently, the Company’s dental device products are classified as either Class I or Class II devices.  Class I devices are subject to "general controls," such as labeling, good manufacturing practices (GMP), and a prohibition against adulteration and misbranding.  Class II devices are subject to general and "special controls," including premarket notification (510(k)), and other general and device-specific requirements.  All of the Company’s dental device products are subject to ongoing regulatory oversight by the FDA to ensure compliance with, among other things, product labeling, GMP/quality system regulation (QSR), recordkeeping, and medical device (adverse reaction) reporting requirements.  The Company’s medical imaging products as well as other products that emit radiation is also subject to additional FDA requirements for radiation safety.  The Company’s facilities are further subject to periodic inspection by the FDA, as well as state and local agencies.  Failure to satisfy FDA requirements can result in FDA enforcement actions, including product seizure, injunction, fines and civil penalties and/or criminal or civil proceedings.  In the medical device arena, the FDA may also request repair, replacement, or refund of the cost of any medical device manufactured or distributed by the Company.  The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by the Act.

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

Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (EPA) under FIFRA, and by various state agencies under the laws of those states.  Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold.  Registrations must be renewed annually.  Registration includes approval by the EPA of the product’s label, including its claims and directions for use, which must be supported by data.  EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious.  The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency.  Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the suspension or cancellation of a pesticide registration.  The Company’s facilities are subject to periodic inspection by the EPA, as well as state and local agencies.  Failure to satisfy EPA requirements can result in EPA enforcement actions, including stop sale, use or removal orders, fines and civil penalties and/or criminal or civil proceedings.  The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by FIFRA.

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

Other

During the second quarter, The Company renewed its credit agreement which reduces the borrowing capacity from $75,000 to $60,000, and expires in July 2012.  As of December 31, 2009, the Company had $13,979 in outstanding borrowings under this agreement and $46,021 available for borrowing.   The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2009, the Company employed approximately 400 people, none of whom were covered by collective bargaining agreements.  The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
Alfred E. Brennan	57	Chairman of the Board, Chief Executive Officer and Director
Chairman of the Board since October 2008 and Vice Chairman from July 2004 to October 2008, Chief Executive Officer since January 2004, President from July 1998 to July 2004, Chief Operating Officer from October 1997 until May 2002 and Director of the Company since August 1997.

George E. Richmond	76	Vice Chairman of the Board and Director
Vice Chairman of the Board since October 2008, Chairman of the Board from 1997 to October 2008, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.

Arthur L. Herbst, Jr.	46	President and Chief Financial Officer
President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004 and since February 2008, and Director from November 1997 to July 2004.

Daniel J. Tarullo	50	Vice President	Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004.
Julia A. Heap	35	Vice President of Finance and Controller	Vice President of Finance since May 2008, Corporate Controller since 2005, Assistant Corporate Controller from May 2002 until 2005.

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
In fiscal 2009, approximately 31% of our sales were made through two distributors.  If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected.   Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations and financial condition until we find an alternative means to distribute our products.

The strength of the dental market is impacted by general worldwide economic conditions.
 The Company’s success is dependant upon the demand for dental products, in particular, and overall worldwide economic conditions, in general.   In 2009, the Company was negatively impacted by the general worldwide economic conditions that began in late 2008.  We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

If we are unable to successfully manage growth, our results could be materially adversely affected.
The Company is committed to growth in part through acquisition as well as organically through the development of new products which results in increased market share.  Our commitment to growth will continue to place a significant strain on our management, administrative, operational, and financial resources. In order to address these concerns, the Company is focused on attracting and retaining key employees who possess outstanding talent for achieving short and long-term objectives.  We will also have to continue to consolidate our operations and improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

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

Changes in the healthcare industry may impact future results.
The healthcare industry is in the process of undergoing significant changes in an effort to reduce costs.  These changes may include legislative healthcare reform.  Although the proposed legislation would increase insurance coverage there is uncertainty as to the how this might impact reimbursement rates to healthcare professionals.  We have no ability to predict what the impact of new legislation might have for the dental industry or our business.

Our business is subject to quarterly variations in operating results due to factors outside of our control.
Our business is subject to quarterly variations in operating results caused by a number of factors, including business and industry conditions, the timing of acquisitions, the buying patterns of our largest customers, technology changes, currency exchange rate fluctuations, and other factors beyond our control. All these factors make it difficult to predict operating results for any particular period.

Our future performance is materially dependent upon our senior management.
Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Alfred E. Brennan, Chairman and Chief Executive Officer, and Arthur L. Herbst, Jr., President and Chief Financial Officer, among others. The loss of the services of either Mr. Brennan or Mr. Herbst could have a material adverse effect on our business. We have employment agreements with each of Messrs. Brennan and Herbst.  We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

Difficulty in obtaining goods and services from our vendors and suppliers could adversely affect our business.
We are dependent on certain of our vendors and suppliers.  We believe we have good relationships with and are generally able to obtain attractive pricing and other terms from our vendors and suppliers.  However, if our raw material products, such as resin, were to increase in price significantly, the cost of manufacturing products would increase and our profitability may be impacted.  In addition, if our raw materials were not available for a period of time, this would impair our ability to obtain necessary materials which could adversely affect our revenue.  When possible, we attempt to have multiple sources for key materials and supplies.  If our vendors and suppliers were no longer able to supply product, we could face difficulty in immediately obtaining needed goods and services, which could adversely affect our business for a temporary period.

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
Our ability to continue manufacturing and selling those of our products that are subject to regulation by the United States Food and Drug Administration, the Environmental Protection Agency, state, local or foreign laws or other federal, state or foreign governmental bodies or agencies is subject to a number of risks, including our ability to comply with existing laws and regulations and ongoing requirements, the promulgation of stricter laws or regulations, or the withdrawal of the approval needed to sell one or more of our products.  We are also subject to regulation by the Occupational Safety and Health Administration and the Securities and Exchange Commission, among others.  With respect to certain products we purchase, our ability to sell such products to our customers is dependent upon the supplier complying with all applicable laws and regulations.  The failure of the Company and/or our suppliers to comply with existing or future laws and regulations could have a material adverse affect on our operations.  The costs of complying with these regulations and the delays in receiving required regulatory approvals or new laws, regulations, or regulatory requirements adverse to our business may force the Company to discontinue selling products, make expensive changes to be able to continue to market existing products, make it more expensive and possibly prohibitive to introduce new products, require the Company to recall products, increase our costs of regulatory compliance or hinder our growth.  To the extent that we recall products, there can be no assurance that we will be able to timely and successfully reintroduce any products that may have been recalled into the market.

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

We rely upon others to assist in the education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales.  Changes in the rules governing promotion of our products might likewise adversely affect our sales.
We work with various dental clinicians to educate the dental community on the features and benefits of our products. Some clinicians are a key component to our strategy for growing our sales. The inability or unwillingness of one or more of these clinicians to continue to assist us could negatively impact the sales of certain significant products.  If new laws are enacted or new regulations promulgated that restrict promotional communications about medical products, this may likewise adversely affect our sales.

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

Item 4.  Reserved.

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

	Market Price		Cash Dividends Declared
Quarter	High	Low
2008
First	$26.59	$16.56	$0.04
Second	$21.34	$15.35	$0.04
Third	$22.80	$18.97	$0.04
Fourth	$19.58	$9.48	$0.04

2009
First	$16.97	$12.42	$0.04
Second	$22.38	$14.79	$0.04
Third	$26.41	$21.90	$0.04
Fourth	$27.71	$22.78	$0.04

On December 31, 2009, there were approximately 95 holders of record of the Company's Common Stock.

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
	Year Ended December 31
	2009	2008	2007	2006 (1)	2005
Income Statement Data:
Net sales	97,737	$99,143	$97,402	$90,805	$84,766
Cost of goods sold	43,166	46,847	45,623	41,694	38,851
Gross profit	54,571	52,296	51,779	49,111	45,915
Selling, general and administrative expenses	33,033	32,543	31,019	25,628	22,090
Income from operations	21,538	19,753	20,760	23,483	23,825
Interest expense (income) and other, net	798	867	1,150	(28)	(485)
Income from operations before provision for income taxes	20,740	18,886	19,610	23,511	24,310
Provision for income taxes	7,259	6,705	6,677	8,732	8,972
Net income	$13,481	$12,181	$12,933	$14,779	$15,338
Basic earnings per share	$1.71	$1.52	$1.46	$1.65	$1.71
Basic weighted average common shares outstanding	7,881	7,999	8,828	8,954	8,957
Diluted earnings per share	$1.69	$1.51	$1.44	$1.61	$1.65
Diluted weighted average common shares outstanding	7,966	8,069	8,982	9,182	9,312
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

	As of December 31
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$22,752	$23,493	$25,491	$25,982	$28,186
Total assets	160,000	159,576	158,768	156,588	118,089
Long-term debt (including current maturities)	13,979	29,349	36,646	21,810	-
Stockholders' equity	120,865	106,277	103,338	117,498	103,564
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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals.  The Company markets its products primarily in the U.S.  The Company also markets its products in several international markets, including: Canada, Europe, South America, Central America, and the Pacific Rim.  International sales represented approximately 17%, 18%, and 16% of the Company’s total net sales in 2009, 2008, and 2007, respectively.

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

Revenue Recognition - Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point.  Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.  The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment.  For certain acquired businesses that offer different terms, the Company migrates these customers to the terms referred above over time.

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

Allowance for doubtful accounts – The Company has 41% of its December 31, 2009 accounts receivable balance with two large customers (see footnote 4 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international.  Accounts receivable balances are subject to credit risk.  Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information.  The Company believes that its reserves are adequate.  It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances.  The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

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

Goodwill and other intangible assets – In accordance with Accounting Standards Codification (“ASC”)  Topic 350, “Intangibles- Goodwill and Other,” goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.  If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets.  ASC Topic 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment.”

Stock compensation - In accordance with ASC Topic 718, “Stock Compensation,” compensation cost is recognized within the financial statements at the grant date based on the award’s fair-value.  Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including: volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.  The Company uses the Black-Scholes option pricing model.  Compensation expense is also recognized for restricted stock using the fair market value of our Common Stock at the date of grant.

Assets Acquired and Liabilities Assumed in Business Combinations – The Company periodically acquires businesses.  All business acquisitions completed subsequent to January 1, 2009 are accounted for under the provisions of ASC Topic 805, “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in the periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  Acquisitions completed prior to this adoption were made using the purchase method.  Future acquisitions will be impacted using the provisions of the new accounting standard.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

	Years Ended December 31
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.2	47.3	46.8
Gross profit	55.8	52.7	53.2
Selling, general and administrative expenses	33.8	32.8	31.8
Income from operations	22.0	19.9	21.4
Interest expense and other, net	0.8	0.9	1.2
Income from operations before provision for income taxes	21.2	19.0	20.2
Provision for income taxes	7.4	6.7	6.9
Net income	13.8%	12.3%	13.3%

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

    Net Sales - Net sales for the year ended December 31, 2009 were $97,737, down 1.4% or $1,406 from $99,143 in the prior year.  The sales decrease is attributable to the general economic downturn that primarily impacted diagnostic product line sales which declined approximately 20.1% from 2008.  We experienced solid demand for our consumable products, which include preventive, infection control, endodontic, micro-applicator and home care product lines, increasing modestly by 1.1% from 2008, which helped to offset the weak demand for diagnostic sales.

    Gross Profit - Gross profit increased $2,275 or 4.4%, to $54,571 in 2009 from $52,296 in 2008 or 55.8% of sales in 2009 as compared to 52.7% 2008.  The increase in gross margin is attributable to improved manufacturing processes, price increases, and product mix.

    Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by 490, or 1.5% to $33,033 in 2009 from $32,543 in 2008.  Our SG&A as a percentage of sales was 33.8% in 2009 as compared to 32.8% in 2008.  The increase is attributable in part due to incentive compensation which is in-line with the Company’s overall performance and stock-based compensation which reflects the third year phase-in of expensing stock awards.

    Income from Operations - Income from operations increased $1,785 or 9.0% in 2009 to $21,538 from to $19,753 in 2008.  The change was a result of the factors described above.

    Interest Expense, net – Interest expense, net decreased to $665 in 2009 compared to $1,332 in 2008.  The decrease was attributable to lower levels of debt outstanding.

    Other (Income) Expense, net – The Company generated other (income)/expense of $133 versus ($465) in 2008. The 2009 impact was primarily attributable to foreign exchange impact on inventory purchases.  The largest impact in 2008 was attributable to a beneficial impact on debt repaid from the Company’s Irish subsidiary in 2008.

    Provision for Income Taxes - During the year ended 2009, the Company’s provision for income taxes increased to $7,259 versus $6,705 in 2008.  The effective tax rate in 2009 was 35.0% compared to 35.5% in 2008.   The effective tax rate is lower due to state law changes and rates.

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

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility.  Net cash flow from operating activities was $22,480, $22,465, and $20,440, in 2009, 2008 and 2007, respectively.  Operating cash flow in 2009 improved slightly due increased net income, the reduction in inventories due to improved planning and facility consolidations and a reduction of in-house financing of equipment.  These improvements were somewhat offset by an increase in accounts receivable principally by the timing of collections received in 2009 compared to 2008.  The timing of payments did not adversely impact the aging of receivables.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of December 31, 2009, the residual amount of notes receivable transferred to a third party was $1,501, of which $726 is classified as a short-term notes receivable and $775 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $267, on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .5% to 1.0% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of December 31, 2009, the Company was in compliance with all of these covenants.  During 2009, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At December 31, 2009, the Company had $13,979 in outstanding borrowings under this agreement and $46,021 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash
Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases.  Specific significant uses of cash over the three years are as follows:

2009
During the year the Company invested $4,010 in property, plant and equipment.  Significant expenditures were made to support facility expansion and improvements in addition to investments in production machinery.   We invested $1,657 to purchase dental distribution rights for a new surface disinfectant, a non-compete agreement and core technology which provides a manufacturing enhancement for our micro-applicator products. Lastly, we funded a capital call for a private equity fund investment for $300.

The Company also repurchased 19 shares of its Common Stock for $270.  Quarterly dividends of $0.04 per share were paid March 12, June 11, September 14, and December 14, 2009, for a total payment of $1,256.

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

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years		Beyond 5 years

Operating Leases (including buildings)	$1,281	$508	$773	$	---	$--
Long-Term Debt	$13,979	$--	$13,979	$	---	$--
Liability for uncertain tax positions	$95	$95	$--	$	---	$--
Total	$15,355	$603	$14,752	$	---	$--

As of December 31, 2009 and 2008, there were no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Recent Financial Accounting Standards Board Statements

See footnote 22 to the Company’s audited consolidated financial statements set forth in Item 8.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands).

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility.  Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk.  Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $211, $317, and $258 of additional interest expense in the years ended December 31, 2009, 2008 and 2007, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate.  The Company sells approximately 17% of its products outside the United States.  Of these foreign sales, 6% are denominated in Euros and 1% in Canadian dollars with the remainder denominated in U.S. dollars.  The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Young Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. We also have audited Young Innovations’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations’ management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Young Innovations, Inc.:

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Young Innovations, Inc. and subsidiaries for the year ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for 2007.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Young Innovations, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule for 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$67	$667
Trade accounts receivable, net of allowance for doubtful accounts of $232 and $425 in 2009 and 2008, respectively	11,397	10,421
Inventories	14,816	16,486
Other current assets	4,849	4,759
Total current assets	31,129	32,333
Property, plant and equipment, net	33,668	32,905
Goodwill	80,374	80,334
Other intangible assets	12,097	10,602
Other assets	2,732	3,402
Total assets	$160,000	$159,576

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$8,377	$8,840
Total current liabilities	8,377	8,840
Long-term debt	13,979	29,349
Long-term secured borrowing	550	1,281
Deferred income taxes	15,947	13,829
Other noncurrent liabilities	282	-
Total liabilities	39,135	53,299
Stockholders’ equity: Common Stock, voting, $.01 par value, 25,000 shares authorized; 10,219 shares issued in 2009 and 2008	102	102
Additional paid-in capital	23,985	25,336
Retained earnings	145,756	133,531
Common Stock in treasury, at cost; 2,294 and 2,452 shares in 2009 and 2008, respectively	(49,090)	(52,673)
Accumulated other comprehensive (loss) income	112	(19)
Total stockholders’ equity	120,865	106,277
Total liabilities and stockholders’ equity	$160,000	$159,576

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31
	2009	2008	2007

Net sales	$97,737	$99,143	$97,402
Cost of goods sold	43,166	46,847	45,623
Gross profit	54,571	52,296	51,779
Selling, general and administrative expenses	33,033	32,543	31,019
Income from operations	21,538	19,753	20,760
Interest expense, net	665	1,332	1,109
Other (income) expense, net	133	(465)	41
Income from operations before provision for income taxes	20,740	18,886	19,610
Provision for income taxes	7,259	6,705	6,677
Net income	$13,481	$12,181	$12,933
Basic earnings per share	$1.71	$1.52	$1.46
Diluted earnings per share	$1.69	$1.51	$1.44
Basic weighted average shares outstanding	7,881	7,999	8,828
Diluted weighted average shares outstanding	7,966	8,069	8,982

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total	Comprehensive Income

BALANCE, January1, 2007	102	29,202	111,089	(22,939)	44	117,498
Net income	-	-	12,933	-	-	12,933	$ 12,933
Common Stock purchased	-	-	-	(27,285)	-	(27,285)
Stock options exercised	-	(2,964)	-	3,231	-	267
Issuance of restricted stock.	-	(2,398)	-	2,398	-	-
Share-based compensation	-	1,071	-	-	-	1,071
Excess income tax benefit from stock options	-	113	-	-	-	113
Cash dividends ($0.16 per share).	-	-	(1,391)	-	-	(1,391)
Foreign currency translation adjustments	-	-	-	-	132	132	132
Comprehensive income	_______	_______	_________	_________	___________	__________	$13,065
BALANCE, December 31, 2007	102	25,024	122,631	(44,595)	176	103,338
Net income	-	-	12,181	-	-	12,181	$12,181
Common Stock purchased	-	-	-	(9,438)	-	(9,438)
Stock options exercised	-	(335)	-	589	-	254
Issuance of restricted stock	-	(771)	-	771	-	-
Share-based compensation	-	1,442	-	-	-	1,442
Excess income tax (shortfall) benefit from stock options	-	(24)	-	-	-	(24)
Cash dividends ($0.16 per share)	-	-	(1,281)	-	-	(1,281)
Foreign currency translation adjustments	-	-	-	-	(195)	(195)	(195)
Comprehensive income	_______	_______	_________	_________	___________	__________	$11,986
BALANCE, December 31, 2008	102	25,336	133,531	(52,673)	(19)	106,277
Net income	-	-	13,481	-	-	13,481	13,481
Common Stock purchased	-	-	-	(270)	-	(270)
Stock options exercised	-	(941)	-	1,859	-	918
Issuance of restricted stock,net	-	(2,183)	-	1,994	-	(189)
Share-based compensation	-	1,687	-	-	-	1,687
Excess income tax (shortfall) benefit from stock options	-	86	-	-	-	86
Cash dividends ($0.16 per share)	-		(1,256)		-	(1,256)
Foreign currency translation adjustments	-	-	-	-	131	131	131
Comprehensive income	_______	_______	_________	_________	___________	__________	13,612
BALANCE, December 31, 2009	102	23,985	145,756	(49,090)	112	120,865

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income	$13,481	$12,181	$12,933
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,015	4,013	4,161
Share based compensation expense	1,687	1,442	1,071
Deferred income taxes	1,734	1,898	1,156
Excess Tax Benefit from share exercises	(86)	--	--
Loss on private equity investment fund Changes in assets and liabilities, net of effects of acquisitions and divestitures:	75	89	33
Trade accounts receivable	(851)	2,542	90
Inventories	1,707	(2,142)	(199)
Other current assets	(42)	646	1,548
Other assets	970	1,530	57
Accounts payable and accrued liabilities	(210)	266	(410)
Total adjustments	8,999	10,284	7,507
Net cash flows from operating activities	22,480	22,465	20,440
Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	(1,657)	(2,735)	--
Purchases of property, plant and equipment	(4,010)	(3,214)	(7,279)
Purchases of private equity investment	(300)	(750)	(150)
Net cash flows from investing activities	(5,967)	(6,699)	(7,429)
Cash flows from financing activities:
Payment of Deferred Finance Costs	(158)	--	--
Payments on long-term debt	(60,334)	(58,363)	(34,824)
Borrowings on long-term debt	44,964	51,066	49,660
Payments of long-term secured borrowings	(1,217)	(1,602)	--
Borrowings of long-term secured borrowings	346	3,754	--
Excess tax benefit/(deficit) from share exercises	86	(24)	113
Proceeds from stock options exercised	918	443	283
Purchases of treasury stock	(459)	(9,627)	(27,299)
Payment of cash dividends	(1,256)	(1,281)	(1,391)
Net cash flows from financing activities	(17,110)	(15,634)	(13,458)
Effect of exchange rate changes on cash and cash equivalents	(3)	7	(42)
Net increase (decrease) in cash and cash equivalents	(600)	139	(489)
Cash and cash equivalents, beginning of period	667	528	1,017
Cash and cash equivalents, end of period	67	$667	$528
Non-cash Disclosure – Acquired property, plant and equipment in accounts payable	155	--	--

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.  Export sales were approximately 17%, 18%, and 16% of total net sales for 2009, 2008, and 2007 respectively.  Sales outside the U.S. are approximately 7% of total sales in each of 2009, 2008, and 2007.

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
Equipment rented to others 4 to 15 years

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired.  Goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC Topic 350.  Additionally, ASC Topic 350 requires that intangible assets with estimable useful lives be amortized to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment”  Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships.  Trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of ASC Topic 350.  Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.  The Company annually reviews the remaining useful lives of its finite-lived intangible assets to assess the appropriateness of their life.

Impairment of Long-Lived Assets

The Company assesses and measures any impairment of long-lived assets other than goodwill and indefinite life intangibles in accordance with the provisions of ASC Topic 360.  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed.  If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  The Company has not incurred any material impairment of long-lived assets during 2009, 2008 and 2007.

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

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point.  Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.  The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment.  For certain acquired businesses that offer different terms, the Company migrates these customers to the terms referred above over time.

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

The Company adopted the disclosure requirements of ASC Topic 605, “Revenue Recognition” (that is, gross versus net presentation) for tax receipts on the face of their income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company presents such taxes on a net basis.

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately, $3,381, $2,857, and $2,820, for 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $797, $796, and $738 for 2009, 2008 and 2007, respectively.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable.  In 2009, 2008 and 2007, interest income totaled $208, $367, and, $407, respectively, and interest expense totaled $873, $1,699, and $1,516, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to accounting for and reporting income taxes.  Deferred income taxes are provided for temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities using rates which are expected to apply in the period the differences are estimated to reverse.

The Company adopted provisions of ASC 740, “Income Taxes,” related to the accounting for uncertain tax provisions at the beginning of the fiscal year 2007 with no material change to the financial statements. Topic 740 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these provisions, in light of changing facts and circumstances.

Share-Based Compensation

In accordance with ASC Topic 718, “Compensation- Stock Compensation,” compensation cost is recognized within the financial statements at the grant date based on the award’s fair-value.  Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period.  The option pricing models require judgmental assumptions, including:  volatility, forfeiture rates, and expected option life.  The Company uses the Black-Scholes option pricing model.  Compensation expense is also recognized for restricted stock over the vesting period using the fair market value of our Common Stock at the date of grant.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC Topic 830, “Foreign Currency Matters.”  The local currency for all entities included in the consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year.  Translation adjustments are recorded in accumulated comprehensive (loss) income.  Net currency transaction (gains) losses included in other (income) expense, net were $106, $(434), and $99 for 2009, 2008 and 2007, respectively.

Segment Information

The Company operates as a single reportable operating segment. While management monitors the revenue streams of various products, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s products are considered by management to be aggregated in one reportable operating segment.

Supplemental Cash Flow Information

Cash flows from operating activities include $5,417, $4,375, and $5,196 for the payment of federal and state income taxes and $691, $1,846, and $1,539 for the payment of interest related to borrowings on the Company’s credit facility during 2009, 2008 and 2007, respectively.

3.     INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund.  At December 31, 2009, the Company has an unfunded capital commitment of up to $300.   As of December 31, 2009, the total capital commitment paid by the Company was $1,950.  The investment is accounted for under the equity method of accounting and included in other assets on the Consolidated Balance Sheet.  Equity income (loss) is recorded using a three-month lag.  The Company’s loss attributed to this private equity investment was included in other (income) expense, net and totaled $75, $89, and $33, in 2009, 2008, and 2007 respectively.

4.     MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business.  The Company grants credit to distributors and customers throughout the world and generally do not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors that together accounted for 41% and 36% of accounts receivable at December 31, 2009 and 2008, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31
Distributor	2009	2008	2007

Henry Schein, Inc.	15.5%	15.9%	14.7%
Patterson Companies, Inc.	15.2%	12.7%	12.2%

5.    NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, which includes notes payable to the Company.  The equipment is used to secure the notes.  Total revenue from sales of equipment financed by the Company was $49, $45, and $2,324 during 2009, 2008 and 2007, respectively.  These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales.  Interest on these notes is accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860, “Transfers and Servicing,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of December 31, 2009, the residual amount of notes receivable transferred to a third party was $1,501, of which $726 is classified as a short-term notes receivable and $775 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $267, on the Company’s balance sheet.

Notes receivable consist of the following:
	December 31
	2009	2008

Notes receivable, short-term	$892	$1,258
Notes receivable, long-term	890	1,847

Total notes receivable	1,782	$3,105

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

Notes bear interest at rates ranging from 0% to 11.5%, and have a weighted average maturity of 21 months.  Interest income and expense related to the notes are included in the Consolidated Income Statement caption “interest expense, net.”

6.     INVENTORIES:

Inventories consist of the following:
	December 31
	2009	2008

Finished products	$6,905	$7,925
Work in process	2,584	2,603
Raw materials and supplies	5,327	5,958
Total inventories	$14,816	$16,486

7.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
	December 31
	2009	2008

Land	$3,449	$3,449
Buildings and improvements	21,550	20,503
Machinery and equipment	27,560	24,492
Equipment rented to others	5,464	6,250
Construction in progress	1,527	1,205
	59,550	$55,899

Less – Accumulated depreciation	(25,882)	(22,994)
Total property, plant and equipment, net	$33,668	$32,905

The Company has no machinery and equipment under capital lease.  At December 31, 2009, $1,586 of net property, plant and equipment was located outside of the U.S.  Depreciation expense was $3,451, $3,481 and, $3,630 for 2009, 2008, and 2007, respectively.

8.  OTHER ASSETS:

Other assets consist of the following:
	December 31
	2009	2008

Notes receivable, long-term	$890	$1,847
Investments	1,670	1,445
Other	172	110
Total other assets	$2,732	$3,402

9.       GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:
	December 31
	2009	2008

Balance, beginning of the year	$80,334	$77,511
Payment of earnout consideration (see footnote 3)	--	2,735
Foreign currency translation	40	88
Balance, end of the year	$80,374	$80,334

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2009, 2008 and 2007.

Other intangibles consist of the following:
	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$382	$869
Core technology	739	184	555
Patents	2,265	1,094	1,171
Product formulas	430	92	338
Customer relationships	813	479	334
Non-compete agreements	519	306	213
Supplier relationships	399	332	67
Total	$6,416	$2,869	$3,547

Intangible assets not subject to amortization
License Agreements	$1,693		$1,693
Trademarks	6,857		6,857
Total intangible assets	$14,966	$2,869	$12,097

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,200	$305	$895
Core technology	591	153	438
Patents	2,256	885	1,371
Product formulas	430	82	348
Customer relationships	813	358	455
Non-compete agreements	371	254	117
Supplier relationships	399	278	121
Total	$6,060	$2,315	$3,745

Intangible assets not subject to amortization
Trademarks	$6,857	--	$6,857
Total intangible assets	$12,917	$2,315	$10,602

During the year ended December 31, 2009, the Company acquired dental distribution rights for a new surface disinfectant recorded as a non-amortized license agreement.  Additionally, the Company acquired core technology and a non-compete agreement which provides a manufacturing enhancement for our micro-applicator products.

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method.  The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships.  Non-compete agreements are amortized over the length of the signed agreement.  The weighted average life for amortizable intangible assets is 16 years.  Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007 was $554, $532, and $531, respectively.  The Company wrote off $137 of fully amortized intangible assets in 2008.  Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/10                                                                $544
For the year ending 12/31/11                                                                $440
For the year ending 12/31/12                                                                $408
For the year ending 12/31/13                                                                $408
For the year ending 12/31/14                                                                $325

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:
	December 31
	2009	2008

Accounts payable	$2,454	$4,122
Accrued compensation and benefits	1,725	2,056
Accrued taxes	345	176
Accrued warranty	292	309
Accrued expenses and other	3,561	2,177
Total accounts payable and accrued liabilities	$8,377	$8,840

11.      CREDIT ARRANGEMENTS:

On May 21, 2009, the Company renewed its credit facility.  The new credit facility reduces the aggregate commitment from $75,000 to $60,000 and expires in July 2012.  The Company has $46,021 available under the line of credit at December 31, 2009.  Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness.  Commitment fees for this arrangement range from .25% to .50% of the unused balance.  Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance.  The agreement is unsecured and contains various financial and other covenants.  As of December 31, 2009 and December 31, 2008, the Company was in compliance with these covenants.

Long-term debt was as follows:

	December 31
	2009	2008
Revolving credit facility due 2012 with a weighted-average interest rate of 2.79%	$13,979	$29,349
Less – current portion	--	--
	$13,979	$29,349

Aggregate debt maturities are: 2009-$0; 2010-$0; 2011-$0; 2012-$13,979; and 2013 -$0.

12.      COMMON STOCK:

During 2009, the Company repurchased 19 shares of its Common Stock from various stockholders for $270.  The Company also reissued 87 shares of its Common Stock from treasury in conjunction with stock option exercises for $1,859. The Company also issued 104 shares of its Common Stock from treasury pursuant to restricted stock awards.

During 2008, the Company repurchased 505 shares of its Common Stock from various stockholders for $9,406.  The Company also reissued 36 shares of its Common Stock from treasury in conjunction with stock option exercises for $805. The Company also issued 34 shares of its Common Stock from treasury pursuant to restricted stock awards.  In addition, the restrictions on 38 previously issued shares of Common Stock lapsed and 10 were repurchased by the Company for $221.

During 2007, the Company repurchased 53 shares of its Common Stock from various stockholders for $1,285. The Company repurchased 1,000 shares from trusts controlled by George E. Richmond, the Company’s Vice Chairman and principal stockholder for $26,000. The Company reissued 27 shares of its Common Stock from treasury in conjunction with stock option exercises for $283. The Company also issued 128 shares of its Common Stock from treasury pursuant to restricted stock awards. In addition, the restrictions on 2 previously issued shares of Common Stock lapsed during 2007.

13.      SHARE BASED COMPENSATION:

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

As of January 1, 2006, the Company adopted ASC Topic 718, “Compensation- Stock Compensation” which requires recognition of expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by ASC Topic 718; accordingly, results from prior periods have not been restated.  Under this transition method, compensation cost must be recognized in the financial statements for all awards granted after the date of adoption as well as for existing stock awards for which the requisite service had not been rendered as of the date of adoption.   Under the provisions of Topic 718, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Stock Options
During the year ended December 31, 2009, 2008, and 2007, the Company recorded pre-tax compensation expense of $222, $241, and $335 related to the Company’s stock option shares.  As of December 31, 2009, there was approximately $84 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.8 years.  The total aggregate intrinsic value of options exercised was $769, $378, and $398 for the years ended December 31, 2009, 2008, and 2007, respectively.  Payments received upon the exercise of stock options were $918, $443, and $283 for the years ended December 31, 2009, 2008, and 2007, respectively.  The related tax (shortfall) benefit realized related to these exercises and restricted stock vesting was $86, $(24), and $113 for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average estimated value of stock options granted during the year ended December 31, 2008 was $5.27 per share, respectively, using the following weighted-average assumptions:

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

The Company did not grant stock options during the year ended December 31, 2009.  The Company granted 863 shares in 2008 with a weighted-average exercise price of $23.67 and 93 shares in 2007 with a weighted-average exercise price of $29.15.  The following table summarizes stock option activity for the year ended December 31, 2009:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2009	807	$24.59
Granted	--	--
Exercised	(87)	$10.53
Forfeited or expired	(8)	$28.22
Outstanding at December 31, 2009	712	$26.27	3.42 yrs	$2,784
Exercisable at December 31, 2009	664	$26.24	3.48 yrs	$2,759

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2009 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares
Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee.  The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period.  During the year ended December 31, 2009 and 2008, the Company recorded pre-tax compensation expense of $1,465, $1,201, and $903, respectively, related to the Company’s non-vested equity shares.  As of December 31, 2009, there was approximately $2,702 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.7 years.  The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the year ended December 31, 2009:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2009	132	$27.70
Granted	104	$15.03
Vested	(45)	$27.27
Forfeited	(3)	$15.00
Non-vested equity shares, December 31, 2009	188	$20.98

14. INCOME TAXES:

Income taxes are based on pretax earnings as follows:

	Years ended December 31
	2009	2008	2007

Domestic	$18,306	$16,427	$17,259
Foreign	2,434	2,459	2,351
Total	$20,740	$18,886	$19,610

The components of the provision for income taxes were:

	Years ended December 31
	2009	2008	2007

Current :
Federal	$4,923	$3,923	$4,267
Foreign	(31)	275	339
State	633	609	915
Total current	5,525	4,807	5,521

Deferred:
Federal	1,763	1,856	1,044
Foreign	20	--	(20)
State	(49)	42	132
Total deferred	1,734	1,898	1,156

Provision for income taxes	$7,259	$6,705	$6,677

Reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the reported provision for income taxes:

	Years ended December 31
	2009	2008	2007
Income before provision for income taxes	$20,740	$18,886	$19,610
U.S. federal income tax rate	35%	35%	35%
Computed income taxes	$7,259	$6,610	$6,864
State income taxes, net of federal tax benefit	380	423	681
Foreign income taxes provision (benefit)	--	(29)	(510)
Deduction for Domestic Production Activities	(335)	(275)	(269)
Other	(45)	(24)	(89)
Total provision for income taxes	$7,259	$6,705	$6,677

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company adopted the provisions of Topic 740, “Accounting for Uncertainty in Income Taxes – an interpretation included in ASC Topic 740” on January 1, 2007 with no material impact to the financial statements. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2009	2008	2007
Balance at January 1	$101	$111	$146
Additions based on tax positions related to the current year	18	15	14
Additions for tax positions of prior years	6	7	7
Reduction for tax positions of prior years	(16)	--	(41)
Settlements	(14)	(32)	(15)
Balance at December 31	$95	$101	$111

If recognized in future periods, $95 of the total unrecognized tax benefits as of December 31, 2009 would favorably affect the effective income tax rate. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense.  Tax expense for the current year ended December 31, 2009 includes $6 of penalties and interest. The total amount of interest and penalties recognized related to uncertain tax provisions at December 31, 2009 was approximately $27.

Temporary differences that gave rise to deferred income tax assets and (liabilities):

	December 31
	2009	2008
Deferred income tax assets:
Trade accounts receivable	$158	$164
Inventories	920	999
Stock-based compensation	730	566
Accrued liabilities	545	390
State tax loss benefit	21	96
Other	16	20
Total deferred income tax assets	$2,390	$2,235
Deferred income tax liabilities:
Property, plant and equipment	$(2,758)	$(2,560)
Intangibles	(12,413)	(10,826)
Inventories	--	(161)
Tax on undistributed foreign earnings	(675)	(282)
Currency Translation Adjustment	(72)	-
Total deferred income tax liabilities	(15,918)	(13,829)
Net deferred income tax liability	$(13,528)	$(11,594)

Current deferred income tax assets of $2,390 and $2,235 are included in other current assets as of December 31, 2009 and 2008, respectively.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $100 of undistributed earnings of the Company's foreign subsidiary for the year ended December 31, 2008. There were no undistributed earnings for the year ended December 31, 2009.  These earnings are considered to be permanently invested and, under certain tax laws, are not subject to taxes unless distributed as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its investment in the foreign subsidiary.  Tax on such potential distributions would be partially offset by foreign tax credits. If the earnings were not considered permanently invested, approximately $29 of deferred income taxes would need to be provided for the year ended December 31, 2008.

15.      SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment.  The Company recognizes revenue from the proceeds of such sales and records as cost of goods sold the net book value of the equipment.  Net sales of equipment consistent with this practice were $787, $1,600, and $1,512 for 2009, 2008 and 2007, respectively, and gross profit from these sales was $461, $868, and $782 for 2009, 2008 and 2007, respectively.

16.      EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements.  Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution.  Compensation expense related to this plan was $461, $553, and $476 for 2009, 2008 and 2007, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

17.      RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $50 each year in 2009, 2008 and 2007, to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder.   On February 25, 2010, the Company terminated its consulting agreement with this corporation effective December 31, 2009.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which paid him $50 each year in 2009, 2008 and 2007, to perform such duties as may be assigned to him by the Company’s Board of Directors or Chief Executive Officer.  On February 25, 2010, the Company increased his base salary from $50 to $100.

The Company paid fees of $85 in 2007 to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder, for corporate use of an aircraft owned by that corporation. There were no such fees in 2008 or 2009.

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

18.      EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period.  Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options and restricted stock, if any, using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2009	2008	2007

Net income	$13,481	$12,181	$12,933
Weighted average shares outstanding for basic earnings per share	7,881	7,999	8,828
Dilutive effect of stock options and restricted stock	85	70	154
Weighted average shares outstanding for diluted earnings per share	7,966	8,069	8,982
Basic earnings per share	$1.71	$1.52	$1.46
Diluted earnings per share	$1.69	$1.51	$1.44

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2009
Net sales	$23,764	$24,637	$24,805	$24,531	$97,737
Gross profit	13,310	13,684	13,948	13,628	54,571
Income from operations	4,995	5,398	5,650	5,493	21,538
Net income	3,155	3,331	3,474	3,520	13,481
Basic earnings per share	$.40	$.42	$.44	$.44	$1.71
Diluted earnings per share	$.40	$.42	$.43	$.44	$1.69

	1 st Qtr.	2 nd Qtr.	3rd Qtr.	4th Qtr.	Year
2008
Net sales	$24,395	$25,903	$24,922	$23,923	$99,143
Gross profit	12,938	13,791	13,163	12,404	52,296
Income from operations	4,570	5,152	5,208	4,823	19,753
Net income	2,831	3,101	3,148	3,101	12,181
Basic earnings per share	$.34	$.38	$.40	$.40	$1.52
Diluted earnings per share	$.34	$.38	$.39	$.40	$1.51

Full-year 2009 basic earnings per share do not equal the sum of the quarters due to rounding.

20.      COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities, automobiles, and equipment under non-cancelable operating leases.  The total rental expense for all operating leases was $527, $780, and $893 for 2009, 2008 and 2007, respectively.  Rental commitments amount to $508 for 2009, $493 for 2010, $280 for 2011, $0 for 2012, and $0 for 2013.

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan.  As of December 31, 2009, 2008 and 2007, respectively, approximately $579, $788, and $75 of the equipment financed with various lenders were subject to such recourse.  Recourse on a given loan is generally for the life of the loan.   Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business.  Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy.  Historically, the level of product returns has not been significant.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The accrual for warranty costs was $292 and $309 at December 31, 2009 and 2008, respectively.  The following is a rollforward of the Company’s warranty accrual:

	December 31
	2009	2008

Balance, beginning of the year	$309	$317
Accruals for warranties issued during the year	243	320
Warranty settlements made during the year	(260)	(328)
Balance, end of the year	$292	$309

21.  SUBSEQUENT EVENTS:

On January 25, 2010, the Board of Directors declared a quarterly dividend of $0.04 per share, payable March 15, 2010 to shareholders of record on February 15, 2010.

On February 11, 2010, the Compensation Committee of the Board of Directors issued 65.5 shares of restricted stock to certain employees.

22.      NEW ACCOUNTING STANDARDS:

In April 2009, the FASB further updated the fair value measurement standard to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. Under the revised guidance, which is now part of ASC 820, Fair Value Measurements and Disclosures, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. This update was effective for interim and annual reporting periods ending after June 15, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of this statement did not impact the Company’s consolidated financial statements.

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

In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental General Accepted Accounting Principles “GAAP”, other than guidance issued by the SEC. On July 1, 2009, the FASB’s Accounting Standards Codification changed the way that U.S. GAAP is documented, updated, referenced, and accessed. Beginning on that date, ASC officially became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF), and related literature. Only one level of authoritative GAAP now exists. All other literature is now considered non-authoritative. The ASC was effective for interim or annual reporting periods ending after September 15, 2009. The company adopted the codification during the quarter ended September 30, 2009. The ASC did not have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued certain accounting provisions now codified into ASC Topic 350, “Intangibles- Goodwill and Other.” Topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Topic 350, “Intangibles- Goodwill and Other”. Topic 350 is effective for fiscal years beginning after December 15, 2008. The Company adopted this statement which did not have a material impact on the Company’s consolidated financial statements.

On December 11, 2008, the FASB issued accounting provisions which are now incorporated into ASC Topic 860, “Transfers and Servicing.” This FSP requires additional disclosures by public entities with continuing involvement in transfers of financial assets to special purpose entities and with variable interests in VIEs. ASC Topic 860 was effective for reporting periods ending after December 15, 2008.  The adoption of ASC Topic 860 did not impact the Company’s consolidated financial statements or disclosures.

Effective January 1, 2009, the FASB codified certain provisions into ASC Topic 805, “Business Combinations”. Under Topic 805 an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally is expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of Topic 805.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of Topic 805 changed the accounting treatment for business combinations, generally on a prospective basis beginning in the first quarter of 2009.  The Company adopted Topic 805 which did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued ASC Topic 820, “Fair Value Measurements and Disclosure”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company adopted Topic 820 as of the beginning of its 2008 fiscal year and the adoption did not impact the Company’s consolidated financial statements, since it did not elect to measure any financial instruments at fair value.

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

Management’s Annual Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1: Election of Directors” in our 2010 Proxy Statement, and that information is incorporated herein by reference.  The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, and that information is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the close of the 2009 fiscal year.

A listing of and certain information about our executive officers is included in this Annual Report on Form 10-K under Item 1 of Part I, and that information is incorporated herein by reference.  No family relationships exist among any of the executive officers, directors or director nominees.

Audit Committee

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the 2010 Proxy Statement, and that information is incorporated by reference herein.   Such proxy statement will be filed with the Commission within 120 days after the end of the 2009 fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” including the tables entitled “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2009,” “Outstanding Equity Awards at 2009 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2009,” and “Employment Agreements and Potential Payments upon Termination or Change-in-Control Arrangements” and “Potential Payments Upon Termination and Following a Change-In-Control for Fiscal Year 2009,” “Non-employee Director Compensation,” and “Director Compensation in Fiscal Year 2009” in our 2010 Proxy Statement, which is incorporated herein by reference. Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement, which is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2009 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K will be included under the captions “Equity Compensation Plan Information,” and “Securities Beneficially Owned by Management and Principal Shareholders,” respectively, in the 2010 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Relationships and Related Person Transactions” and “Director Independence,” respectively,  in the 2010 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the 2009 fiscal year.

Item 14.  Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2010 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the 2009 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements — Reference is made to Item 8 hereof:
Consolidated Balance Sheets – December 31, 2009 and 2008
Consolidated Statements of Income – Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows – Years ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements – December 31, 2009

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2009, 2008, and 2007:

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

4.3(s)          Consent and Amendment to Amended and Restated Credit Facilities Agreement dated May 7, 2008.

4.4(d)	Amendment No. 2 to Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., As Administrative Agent and Lender, and Other Lenders and the Company, dated May 21, 2009.

10.1(b)	Amended and Restated 1997 Stock Option Plan.

10.2(b)	Form of the Company’s Restricted Stock Award Agreement with schedule of grantees.

10.3(f)	Form of Indemnity Agreement entered into with each member of the Company's Board of Directors.

10.4(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan

10.5(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

10.6(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and George E. Richmond.

10.7(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

10.8(g)	Employment Agreement dated July 20, 2009 by and between the Company and Julia A. Heap.

10.9 (k) 2006 Long-Term Incentive Plan.

10.10(n) Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.11(n) Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.12(p) Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.13(p) Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan.

21.1(t)	Subsidiaries of the Company.

23.1(t)	Consent of Independent Registered Public Accounting Firm.

23.2(t)	Consent of Independent Registered Public Accounting Firm.

24.1           Power of Attorney (included on Signature page).

31.1(t)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(t)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(t)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(a)	Filed as an Exhibit to the Company’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(b)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(d)	Filed as an Exhibit to the Company’s Report on Form 8-K filed May 28, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Company’s Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company's Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company's Report on 8-K filed on July 22, 2009 and incorporated herein by reference.
(k)	Filed as part of the Company's Definitive Proxy Statement, Schedule 14A, on April 7, 2006 and incorporated herein by reference.

(n)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.
(o)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on December 1, 2006 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.
(q)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on November 8, 2007 and incorporated herein by reference.
(r)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on October 22, 2008 and incorporated herein by reference.
(s)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on August 8, 2008 and incorporated herein by reference.
(t)	Filed herewith.

(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2010

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

Signature	Title	Date
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	March 12, 2010
/s/ GEORGE E. RICHMOND George E. Richmond	Vice Chairman, Director	March 12, 2010
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 12, 2010
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 12, 2010
/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 12, 2010

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
2007. . . . .	478	89	37	530
2008. . . . .	530	40	145	425
2009. . . . .	425	206	399	232