Form 10-Q
period 2010-03-31
YOUNG INNOVATIONS INC
filed 2010-05-07
CIK 949874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares outstanding of the registrant’s Common Stock at April 30, 2010:
7,984,592 shares of Common Stock, $0.01 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited
Assets
Current assets:
Cash and cash equivalents	$392	$67
Trade accounts receivable, net of allowance for doubtful accounts of $228 and $232 in 2010 and 2009, respectively	11,975	11,397
Inventories	13,939	14,816
Other current assets	4,950	4,849
Total current assets	31,256	31,129
Property, plant and equipment, net	33,783	33,668
Goodwill	80,298	80,374
Other intangible assets	11,947	12,097
Other assets	2,436	2,732
Total assets	$159,720	$160,000

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$10,382	$8,377
Total current liabilities
Long-term debt	10,382	8,377
Long-term secured borrowing	8,505	13,979
Deferred income taxes	456	550
Other noncurrent liabilities	15,886	15,947
Total liabilities	266	282
Stockholders’ equity:	35,495	39,135
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2010 and 2009	102	102
Additional paid-in capital	23,103	23,985
Retained earnings	149,034	145,756
Common stock in treasury, at cost; 2,235 and 2,294 shares in 2010 and 2009, respectively	(47,891	(49,090
Accumulated other comprehensive (loss) income	(123	112
Total stockholders' equity	124,225	120,865
Total liabilities and stockholders' equity	$159,720	$160,000

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$24,782	$23,764
Cost of goods sold	10,980	10,454
Gross profit	13,802	13,310
Selling, general and administrative expenses	8,395	8,315
Income from operations	5,407	4,995
Interest expense, net	101	154
Other income, net	(84)	(13)
Income before provision for income taxes	5.390	4,854
Provision for income taxes	1,832	1,699
Net income	$3,558	$3,155
Basic earnings per share	$0.45	$0.40
Diluted earnings per share	$0.44	$0.40
Basic weighted average shares outstanding	7,984	7,811
Diluted weighted average shares outstanding	8,060	7,850

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,558	$3,155
Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	1,012	970
Share based compensation expense	441	375
Excess Tax Benefit from share exercises	(122)
Loss on private equity investment fund		23
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(712)	(2,152)
Inventories	835	39
Other current assets	81	(72)
Other assets	204	271
Accounts payable and accrued liabilities	1,718	1,356
Total adjustments	3,457	810
Net cash flows from operating activities	7,015	3,965

Cash flows from investing activities:
Purchase of distribution rights		(1,300)
Purchases of property, plant and equipment	(1,077)	(1,367)
Purchases of private equity investment		(300)
Net cash flows from investing activities	(1,077)	(2,967)

Cash flows from financing activities:
Payments on long-term debt	(19,318)	(17,695)
Borrowings on long-term debt	13,844	17,421
Payments of long-term secured borrowings	(94)	(366)
Borrowings of long-term secured borrowings		331
Excess tax benefit/ (deficit) from stock option exercises	122	21
Proceeds from stock options exercised	212	89
Purchase of treasury stock	(7)	(417)
Payment of cash dividend	(310)	(305)

Net cash flows from financing activities	(5,551)	(921)

Effect of exchange rate changes on cash and cash equivalents	(62)	(16)

Net increase in cash and cash equivalents	325	61
Cash and cash equivalents, beginning of period	67	667
Cash and cash equivalents, end of period	$392	$728

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

1.           ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers.  The Company's product offerings include disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes.  The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Texas, Wisconsin and Ireland.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries.  All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, rebate accruals, warranty reserves, liabilities for potential incentive compensation, and uncertain income tax positions.

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

The Company adopted the disclosure requirements of ASC Topic 605, “Revenue Recognition” (that is, gross versus net presentation) for tax receipts on the face of its income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company presents such taxes on a net basis.

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

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting”, and ASC 740, “Income Taxes.”  Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates.  When the Company’s estimate of the annual effective income tax rate changes, the year-to-date effect of the change is recorded in the current period.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.”  As of December 31, 2009, the Company had $95 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense.  As of December 31, 2009, the Company had accrued $27 of penalties and interest related to uncertain tax positions.

The Company decreased the amount of unrecognized tax benefits during the three months ended March 31, 2010 by approximately $46 due to a change in measurement of an uncertain tax position recognized in a prior period.  The Company is not aware of any other tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company anticipates repatriation of earnings from its foreign subsidiary and has provided a deferred tax liability for United States income taxes on the undistributed earnings of its foreign subsidiary, in accordance with ASC 740 “Income Taxes” as it relates to investments in foreign subsidiaries.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. With certain exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years prior to 2005.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments.  For the three months ended March 31, 2010 and 2009, interest income totaled $35 and $66, and interest expense totaled $136 and $220, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $267 and $69 for the payment of federal and state income taxes and $74 and $231 for the payment of interest or loan charges for the three months ended March 31, 2010 and 2009, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.”  The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter.  Translation adjustments are recorded in accumulated other comprehensive income (loss).  Net currency transaction gains included in other income, net were $61 and $2  for the three months ended March 31, 2010 and 2009, respectively.

3.           INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund.  At March 31, 2010, the Company has an unfunded capital commitment of up to $300.  As of March 31, 2010, the total capital commitment paid by the Company was $1,950.  Through December 31, 2009, the Company accounted for this investment under the equity method as the Company had an ability to exercise significant influence over the fund through board membership.  Effective January 2010, the Company’s investment no longer qualifies for equity method accounting as the Company’s delegate to the board resigned.  As of January 1, 2010, the Company is accounting for its investment using cost method.  The Company will no longer record equity earnings or losses as a result of this change.  The Company recorded a loss attributed to this private equity investment at March 31, 2009 of $23 included in other expense (income).

4.           NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company.  The equipment purchased is used to secure the notes.  The Company did not earn financing revenue from sales of equipment for the three months ended March 31, 2010.  The Company recognized $20 during the three months ended 2009.  These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales.  Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of March 31, 2010, the residual amount of notes receivable transferred to a third party was $1,260, of which $662 is classified as a short-term notes receivable and $598 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $149, on the Company’s balance sheet.

Notes receivable consist of the following:
	March 31,	December 31,
	2010	2009

Notes receivable, short-term	$812	$892
Notes receivable, long-term	686	890

Total notes receivable	$1,498	$1,782

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.           INVENTORIES:

Inventories consist of the following:
	March 31,	December 31,
	2010	2009

Finished products .	$6,011	$6,905
Work in process, long-term	2,692	2,584
Raw materials and supplies	5,236	5,327
Total inventories	$13,939	$14,816

6.           PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
	March 31,	December 31,
	2010	2009

Land	$3,449	$3,449
Buildings and improvements	21,803	21,550
Machinery and equipment	28,127	27,560
Equipment rented to others	5,301	5,464
Construction in progress	1,607	1,527
	$60,287	$59,550

Accumulated depreciation	(26,504)	(25,882)
Total property, plant and equipment, net	$33,783	$33,668

7.           GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2009	$80,374
Foreign currency translation	(76)
Balance at March 31, 2010.	$80,298

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$410	$841
Core technology	739	194	545
Patents	2,265	1,145	1,120
Product formulas	430	94	336
Customer relationships	813	509	304
Non-compete agreements	519	322	197
Supplier relationships	399	345	54
Total	$6,416	$3,019	$3,397

Intangible assets not subject to amortization
License agreements	$1,693	$--	$1,693
Trademarks	6,857	--	6,857
Total	8,550	--	8,550

Total intangible assets	$14,966	$3,019	$11,947

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$382	$869
Core technology	739	184	555
Patents	2,265	1,094	1,171
Product formulas	430	92	338
Customer relationships	813	479	334
Non-compete agreements	519	306	213
Supplier relationships	399	332	67
Total	$6,416	$2,869	$3,547

Intangible assets not subject to amortization
License agreements	1,693		1,693
Trademarks	$6,857	--	$6,857
Total	8,550		8,550
Total intangible assets	$14,966	$2,869	$12,097

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method.  The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships.  Non-compete agreements are amortized over the length of the signed agreement.  The weighted average life for amortizable intangible assets is 16 years.  Aggregate amortization expense for the three months ended March 31, 2010 and 2009 was $150 and $133, respectively.  Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/10                                                                $545
For the year ending 12/31/11                                                                  440
For the year ending 12/31/12                                                                  408
For the year ending 12/31/13                                                                  408
For the year ending 12/31/14                                                                  325

8.           CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility.  The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012.  The Company has $51,495 available under the line of credit at March 31, 2010.  Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness.  Commitment fees for this arrangement range from .25% to .50% of the unused balance.  Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance.  The agreement is unsecured and contains various financial and other covenants.  As of March 31, 2010 and December 31, 2009 the Company was in compliance with these covenants.

Long-term debt was as follows:	March 31,	December 31,
	2010	2009
Revolving credit facility due 2012 with a weighted-average interest
rate of 3.05% and 2.97% at March 31, 2010 and December 31, 2009, respectively	$8,505	$13,979
Less - current portion	--	--
	$8,505	$13,979

9.      SHARE-BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the “1997 Plan”) effective in November 1997 and amended the Plan in 1999 and 2001.  A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (“Compensation Committee”).  The Company adopted the 2006 Long-Term Incentive Plan (“the 2006 Plan”) effective in May 2006.  The 2006 Plan is intended to be a successor to the 1997 Plan.  A total of 700 shares were authorized for grant under the 2006 Plan.  Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity awards.

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

Stock Options
During the three months ended March 31, 2010 and 2009, the Company recorded pre-tax compensation expense of $37 and $43 related to the Company’s stock option shares.  As of March 31, 2010, there was approximately $58 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 1.4 years.  The total aggregate intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $200 and $60, respectively.  Payments received upon the exercise of stock options for the three months ended March 31, 2010 and 2009 totaled $212 and $89, respectively.  The related tax benefit realized related to these exercises was $122 and $21 for the three months ended March 31, 2010 and 2009.  The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2010 or 2009.

The following table summarizes stock option activity for the three months ended March 31, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	712	$26.27
Granted	--	--
Exercised	(15)	$14.23
Forfeited or expired	--	--
Outstanding at March 31, 2010	696	$26.54	3.21 yrs	$3,545
Exercisable at March 31, 2010	685	$26.58	3.22 yrs	$3,496

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee.  The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period.  During the three months ended March 31, 2010 and 2009, the Company recorded pre-tax compensation expense of $404 and $332, respectively, related to the Company’s non-vested equity shares.  As of March 31, 2010, there was approximately $2,537 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.43 years.  The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2010:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2010	189	$20.98
Granted	65	$24.80
Vested	(58)	$23.46
Forfeited	--	--
Non-vested equity shares, March 31, 2010	196	$21.52

10.           RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which paid him $23 for the three months ended March 31, 2010.  On February 25, 2010, the

Company increased his annual salary from $50 to $100 which was effective January 1, 2010.  The Company paid $13 during the three months ended March 31, 2009.

During the three months ended March 31, 2009 the Company paid consulting fees of $13 to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder.   On February 25, 2010, the Company terminated its consulting agreement with this corporation effective December 31, 2009.

11.           EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009

Net income	$3,558	$3,155
Weighted average shares outstanding for basic earnings per share
	7,984	7,811
Dilutive effect of stock options and restricted stock	76	39
Weighted average shares outstanding for diluted earnings per share
	8,060	7,850
Basic earnings per share	$0.45	$0.40
Diluted earnings per share	$0.44	$0.40

12.           COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan.  As of March 31, 2010 and December 31, 2009, respectively, approximately $533 and $579, of the equipment financed with various lenders was subject to such recourse.  Recourse on a given loan is generally for the life of the loan.  Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries, from time to time, are parties to various legal proceedings arising in the normal course of business.  Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines, which have a 90-day return policy.  Historically, the level of product returns has not been significant.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The accrual for warranty costs was $277 and $319 at March 31, 2010 and 2009, respectively.  The following is a rollforward of the Company’s warranty accrual:

	Three Months Ended March 31,
	2010	2009

Balance, December 31	$292	$309
Accruals for warranties issued during the quarter	180	80
Warranty settlements made during the quarter	(195)	(70)
Balance, March 31	$277	$319

13.           SUBSEQUENT EVENTS:

On May 4, 2010, the Board declared a quarterly dividend of $0.04 per share, payable June 15, 2010 to shareholders of record on May 22, 2010.

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

Allowance for doubtful accounts –Accounts receivable balances are subject to credit risk.  Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information.  The Company believes that its reserves are adequate.  It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances.  The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

Inventory – The Company values inventory at the lower of cost or market on a first-in, first-out (FIFO) basis.  Inventory values are based upon standard costs, which approximate actual costs.  Management regularly reviews inventory quantities on hand and records a write-down for excess or obsolete inventory based primarily on estimated product demand and other information related to the inventory, including planned introduction of new products and changes in technology.  If demand for the Company’s products is significantly different than management’s expectations, the value of inventory could be materially impacted.  Inventory write-downs are included in cost of goods sold.

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

Assets Acquired and Liabilities Assumed in Business Combinations – The Company periodically acquires businesses.  All business acquisitions completed subsequent to January 1, 2009 are accounted for under the provisions of ASC Topic 805, “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in the periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded as income tax expense.  The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  Acquisitions completed prior to this adoption were made using the purchase method.  Future acquisitions will be impacted using the provisions of the new accounting standard.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Sales
Net sales increased $1,018 or 4.3% to $24,782 in the first quarter of 2010 from $23,764 in the first quarter of 2009.  Overall demand for products remained stable in the first quarter.  Increased sales of consumable products, which include preventive, infection control, endodontic, micro-applicators and home care product lines, were somewhat offset by weaker results in the diagnostic product line.  Given the ongoing high unemployment rates in the U.S., the Company believes that the increased strength of consumable product sales may be more a function of timing of orders than a reflection of general market growth.  A weaker U.S. dollar positively impacted sales by approximately $118.

Gross Profit
Gross profit increased $492 or 3.7% to $13,802 in the first quarter of 2010 compared to $13,310 in the first quarter of 2009.  Gross margin decreased to 55.7% of net sales in the first quarter of 2010 from 56.0% in the first quarter of 2009.  The slight decline in margin percentage was primarily attributable to the mix of products sold as compared to the prior period.

Selling, General, and Administrative Expenses
SG&A expenses increased $80 or 1.0% to $8,395 in the first quarter of 2010 as overall spending remained relatively consistent with the first quarter of 2009.  As a percent of net sales, SG&A expenses decreased 1.1 percentage points to 33.9% in the first quarter of 2010 compared to 35.0% in the first quarter of 2009 as sales increased at a faster rate than expenses.

Income from Operations
Income from operations increased $412 or 8.2% to $5,407 in the first quarter of 2010 compared to $4,995 in the first quarter of 2009.  The change was a result of the factors described above.

Interest Expense, net
Interest expense, net decreased $53 to $101 in the first quarter of 2010 from $154 in the first quarter of 2009.  The decrease was primarily attributable to lower borrowings on the Company's credit facility.

Other Income, net
Other income, net increased $71 to $84 in the first quarter of 2010 from $13 in the first quarter of 2009.  The increase was primarily attributable to a foreign exchange impact on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes
Provision for income taxes increased $133 for the first quarter of 2010 to $1,832 from $1,699 in the first quarter of 2009 as a result of higher pre-tax income offset partially by a decrease in the effective tax rate.  The effective tax rate in the first quarter of 2010 was 34.0% compared to 35.0% in the first quarter of 2009.  The decrease in rate was primarily due to an increase in the allowance rates for the manufacturing deduction and a change in measurement of a prior period uncertain tax position.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility.  Net cash flow from operating activities was $7,015 and $3,965 for the first three months of 2010 and 2009, respectively.  Net capital expenditures for property, plant and equipment were $1,077 and $1,367 for the three months of 2010 and 2009, respectively.  Operating cash flow in 2010 improved due to increased net income, the reduction in inventories due to timing of product sales and accounts payable due to the timing of vendor payments.  These improvements were somewhat offset by an increase in accounts receivable principally caused by the timing of collections received in 2010 compared to 2009.  The timing of payments did not adversely impact the aging of receivables.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of March 31, 2010, the Company was in compliance with all of these covenants.  During the three months ended March 31, 2010, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At March 31, 2010, the Company had $8,505 in outstanding borrowings under this agreement and $51,495 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility.  Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk.  A theoretical 100 basis point increase in interest rates would have resulted in approximately $112 and $73 of additional interest expense in the three month periods ended March 31, 2010 and 2009, respectively.  Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $112 and $73 in the three month periods ended March 31, 2010 and 2009, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate.  For the three months ended March 31, 2010, the Company sold less than 20% of its products outside of the United States.  Of these foreign sales, 39% were denominated in Euros and 7% in Canadian dollars.  The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
February 2010	.3	$22.48	.3	500
Total First Quarter 2010	.3	$22.48	.3	500

(1)
The share repurchase program authorizing the purchase of up to 500 shares was announced July 20, 2009. The authorization will expire July 31, 2010 and replaces the previous share repurchase program which expired in July 2009.

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

                             YOUNG INNOVATIONS, INC.

May 7, 2010                                                                                               /s/     Alfred E. Brennan, Jr.
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