Form 10-Q/A
period 2010-03-31
YOUNG INNOVATIONS INC
filed 2010-05-26
CIK 949874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment on Form 10-Q/A to Young Innovations, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission on May 7, 2010 (the “Form 10-Q”), is to furnish a corrected Exhibit 32 to the Form 10-Q.  The corrected Exhibit 32 reflects the correct period ending date.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

                             YOUNG INNOVATIONS, INC.

May 26, 2010                                                                                               /s/     Alfred E. Brennan, Jr.
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