Form 10-Q
period 2010-06-30
YOUNG INNOVATIONS INC
filed 2010-08-06
CIK 949874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the registrant’s Common Stock at July 31, 2010:
7,967,923 shares of Common Stock, $0.01 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$405	$67
Trade accounts receivable, net of allowance for doubtful accounts of $2 18 and $232 in 2010 and 2009, respectively	11,575	11,397
Inventories	14,248	14,816
Other current assets	5,283	4,849
Total current assets	31,511	31,129
Property, plant and equipment, net	33,445	33,668
Goodwill	80,200	80,374
Other intangible assets	11,797	12,097
Other assets	2,266	2,732
Total assets	$159,219	$160,000

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$9,601	$8,377
Total current liabilities	9,601	8,377
Long-term debt	5,942	13,979
Long-term secured borrowing	305	550
Deferred income taxes	15,886	15,947
Other noncurrent liabilities	264	282
Total liabilities	31,998	39,135
Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2010 and 2009	102	102
Additional paid-in capital	23,323	23,985
Retained earnings	152,416	145,756
Common stock in treasury, at cost; 2,242 and 2,294 shares in 2010 and 2009, respectively	(48,231)	(49,090)
Accumulated other comprehensive (loss) income	(389)	112
Total stockholders' equity	127,221	120,865
Total liabilities and stockholders' equity	$159,219	$160,000

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$25,778	$24,637	$50,559	$48,401
Cost of goods sold	11,182	10,953	22,161	21,407
Gross profit	14,596	13,684	28,398	26,994
Selling, general and administrative expenses	8,903	8,286	17,298	16,601
Income from operations	5,693	5,398	11,100	10,393
Interest expense, net	82	180	183	334
Other expense (income),net	(65)	55	(148)	42
Income before provision for income taxes	5,676	5,163	11,065	10,017
Provision for income taxes	1,975	1,832	3,807	3,531
Net income	3,701	$3,331	7,258	$6,486
Basic earnings per share	$0.46	$0.42	$0.91	$0.82
Diluted earnings per share	$0.46	$0.42	$0.90	$0.82
Basic weighted average shares outstanding	7,971	7,873	7,978	7,842
Diluted weighted average shares outstanding	8,039	7,934	8,050	7,885

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,258	$6,486
Adjustments to reconcile net income to net cash flows from
operating activities --
Depreciation and amortization	2,132	1,970
Share based compensation expense	856	813
Excess Tax Benefit from share exercises	(392)	-
Loss on private equity investment fund	-	57
Changes in assets and liabilities
Trade accounts receivable	(456)	(587)
Inventories	472	223
Other current assets	125	(232)
Other assets	374	535
Accounts payable and accrued liabilities	1,125	1,135
Total adjustments	4,236	4,007
Net cash flows from operating activities	11,494	10,493

Cash flows from investing activities:
Purchase of distribution rights	-	(1,350)
Purchases of property, plant and equipment	(1,832)	(2,308)
Purchases of private equity investment	-	(300)
Net cash flows from investing activities	(1,832)	(3,958)

Cash flows from financing activities:
Payment of deferred finance costs	-	(158)
Payments on long-term debt	(33,038)	(33,674)
Borrowings on long-term debt	25,001	28,028
Payments of long-term secured borrowings	(245)	(696)
Borrowings of long-term secured borrowings	-	346
Excess tax benefit/ (deficit) from stock option exercises	392	176
Proceeds from stock options exercised	1,020	580
Purchase of treasury stock	(1,602)	(635)
Payment of cash dividend	(628)	(628)

Net cash flows from financing activities	(9,100)	(6,661)

Effect of exchange rate changes on cash and cash equivalents	(224)	(16)

Net increase in cash and cash equivalents	338	(110)
Cash and cash equivalents, beginning of period	67	667
Cash and cash equivalents, end of period	$405	$557

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option.   The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The Company owns X-ray equipment rented on a month-to-month basis to customers.  A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years.

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

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting”, and ASC 740, “Income Taxes.”  Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates.  The year-to-date effect of the change is recorded in the current period when the Company’s estimate of the annual effective income tax rate changes,.

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

The Company decreased the amount of unrecognized tax benefits during the six months ended June 30, 2010 by approximately $46 due to a change in measurement of an uncertain tax position recognized in a prior period.  The Company is not aware of any other tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments.  For the three months ended June, 2010 and 2009, interest income totaled $40 and $55, and $75 and $121 for the six months ended June 30, 2010 and 2009 respectively.  For the three months ended June 30, 2010 and 2009, interest expense totaled $122 and $235, and $258 and $455, for the six months ended June 30, 2010 and 2009, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $3,397 and $2,533 for the payment of income taxes and $152 and $471 for the payment of interest or loan charges for the six months ended June 30, 2010 and 2009, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.”  The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter.  Translation adjustments are recorded in accumulated other comprehensive income (loss).  Net currency transaction gains and (loss) included in other income, net were $66 and ($35) for the three months ended June 30, 2010 and 2009, respectively and $126 and ($33) for the six months ended June 30, 2010 and 2009, respectively.

3.           INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund.  At June 30, 2010, the Company has an unfunded capital commitment of up to $300.  As of June 30, 2010, the total capital commitment paid by the Company was $1,950.  Through December 31, 2009, the Company accounted for this investment under the equity method as the Company had an ability to exercise significant influence over the fund through board membership.  Effective January 2010, the Company’s investment no longer qualifies for equity method accounting as the Company’s delegate to the board resigned.  As of January 1, 2010, the Company is accounting for its investment using cost method.  The Company no longer records equity earnings or losses as a result of this change.  The Company recorded a $34 loss attributed to this private equity investment for the three months ended June 30, 2009 and $57 for the six months ended June 30, 2009 included in other expense (income).

4.           NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company.  The equipment purchased is used to secure the notes.  The Company earned $0 and $20 of financing revenue from sales of equipment for the three and six months ended June 30, 2010.  The Company earned $0 and $20 during the three and six months ended 2009.  These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales.  Interest on these notes was accrued as earned and recorded as interest income.

The Company transferred a portion of its X-ray equipment loans to a third party through a series of transactions.  The initial transaction transferred a majority of the loans for a cash payment of $3,519.  The Company subsequently transferred an additional $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  Additional loans were transferred for  a cash payment of $235 which included an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on these loans, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of June 30, 2010, the residual amount of notes receivable transferred to a third party was $1,038, of which $601 is classified as a short-term notes receivable and $437 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $139, on the Company’s balance sheet.

Notes receivable consist of the following:
	June 30,	December 31,
	2010	2009

Notes receivable, short-term	$755	$892
Notes receivable, long-term	516	890

Total notes receivable	$1,271	$1,782

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.           INVENTORIES:

Inventories consist of the following:
	June 30,	December 31,
	2010	2009

Finished products .	$6,545	$6,905
Work in process	2,985	2,584
Raw materials and supplies	4,718	5,327
Total inventories	$14,248	$14,816

6.           PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
	June 30,	December 31,
	2010	2009

Land	$3,449	$3,449
Buildings and improvements	21,954	21,550
Machinery and equipment	28,252	27,560
Equipment rented to others	5,128	5,464
Construction in progress	1,193	1,527
	$59,976	$59,550

Accumulated depreciation	(26,531)	(25,882)
Total property, plant and equipment, net	$33,445	$33,668

7.           GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2009	$80,374
Foreign currency translation	(174)
Balance at June 30, 2010.	$80,200

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$436	$815
Core technology	739	206	533
Patents	2,265	1,195	1,070
Product formulas	430	97	333
Customer relationships	813	538	275
Non-compete agreements	519	338	181
Supplier relationships	399	359	40
Total	$6,416	$3,169	$3,247

Intangible assets not subject to amortization
License agreements	$1,693	$--	$1,693
Trademarks	6,857	--	6,857
Total	8,550	--	8,550

Total intangible assets	$14,966	$3,169	$11,797

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$382	$869
Core technology	739	184	555
Patents	2,265	1,094	1,171
Product formulas	430	92	338
Customer relationships	813	479	334
Non-compete agreements	519	306	213
Supplier relationships	399	332	67
Total	$6,416	$2,869	$3,547

Intangible assets not subject to amortization
License agreements	$1,693	--	$1,693
Trademarks	6,857	--	6,857
Total	8,550		8,550
Total intangible assets	$14,966	$2,869	$12,097

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method.  The amortization lives are as follows: 10 to 20 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships.  Non-compete agreements are amortized over the length of the signed agreement.  The weighted average life for amortizable intangible assets is 16 years.  Aggregate amortization expense for the three months ended June 30, 2010 and 2009 was $150 and $133, respectively, and $300 and $266 for the six months ended June 30, 2010, and 2009, respectively.  Estimated amortization expense for each of the next five years is as follows:

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

8.           CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility.  The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012.  The Company has $54,058 available under the line of credit at June 30, 2010.  Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness.  Commitment fees for this arrangement range from .25% to .50% of the unused balance.  Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance.  The agreement is unsecured and contains various financial and other covenants.  As of June 30, 2010 and December 31, 2009 the Company was in compliance with these covenants.

Long-term debt was as follows:	June 30,	December 31,
	2010	2009
Revolving credit facility due 2012 with a weighted-average interest
rate of 2.45% and 2.97% at June 30, 2010 and December 31, 2009, respectively	$5,942	$13,979
Less - current portion	--	--
	$5,942	$13,979

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

Stock Options
During the three months ended June 30, 2010 and 2009, the Company recorded pre-tax compensation expense of $13 and $59 related to the Company’s stock option shares, and $50 and $102 for the six months ended June 30 2010, and 2009, respectively.  As of June 30, 2010, there was approximately $34 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 0.6 years.  The total aggregate intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $751 and $440, respectively, and $953 and $500 for the six months ended June 30, 2010, and 2009, respectively. Payments received upon the exercise of stock options for the three months ended June 30, 2010 and 2009 totaled $808 and $491, respectively, and $1,020 and $580 for the six months ended June 30, 2010, and 2009, respectively.  The related tax benefit realized related to these exercises was $270 and $155 for the three months ended June 30, 2010 and 2009, and $392 and $176 for the six months ended June 30,2010, and 2009, respectively.  The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended June 30, 2010 or 2009, or the six months ended June 30, 2010, or 2009.

The following table summarizes stock option activity for the six months ended June 30, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	712	$26.27
Granted	--	--
Exercised	(72)	$14.29
Forfeited or expired	(1)	--
Outstanding at June 30, 2010	639	$27.62	3.11 yrs	$2,754
Exercisable at June 30, 2010	629	$27.69	3.12 yrs	$2,709

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee.  The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $402 and $379 during the three months ended June 30, 2010, and 2009, respectively, and $806 and $711 during the six months ended June 30, 2010, and 2009, respectively, related to the Company’s non-vested equity shares.  As of June 30, 2010, there was approximately $3,672 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 1.7 years.  The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2010:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2010	189	$20.98
Granted	69	$24.81
Vested	(64)	$23.24
Forfeited	(1)	17.73
Non-vested equity shares, June 30, 2010	193	$21.62

10.           RELATED-PARTY TRANSACTIONS:

During the three months ended June 30, 2009, and six months ended June 30, 2009, the Company paid consulting fees of $13 and $25, respectively,  to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder.   On February 25, 2010, the Company terminated its consulting agreement with this corporation effective December 31, 2009.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which paid him $27 for the three months ended June 30, 2010 and $50 for the six months ended June 30, 2010.  On February 25,    2010, the

Company increased his annual salary from $50 to $100, to offset the reduction in his consulting agreement, which was effective January 1, 2010.  The Company paid $13 during the three months ended June 30, 2009, and $25 for the six months ended June 30, 2009.

11.           EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net income	$3,701	$3,331	$7,258	$6,486
Weighted average shares outstanding for basic earnings per share	7,971	7,873	7,978	7,842
Dilutive effect of stock options and restricted stock	68	61	72	43
Weighted average shares outstanding for diluted earnings per share	8,039	7,934	8,050	7,885
Basic earnings per share	$0.46	$0.42	$0.91	$0.82
Diluted earnings per share	$0.46	$0.42	$0.90	$0.82

12.           COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.   In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan.  As of June 30, 2010 and December 31, 2009, respectively, approximately $494 and $579, of the equipment financed with various lenders was subject to such recourse.  Recourse on a given loan is generally for the life of the loan.  Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries, from time to time, are parties to various legal proceedings arising in the normal course of business.  Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The accrual for warranty costs was $284 and $311 at June 30, 2010 and 2009, respectively.  The following is a rollforward of the Company’s warranty accrual:

	Six Months Ended June 30,
	2010	2009

Balance, December 31	$292	$309
Accruals for warranties issued during the period	87	105
Warranty settlements made during the period	(95)	(103)
Balance, June 30, 2010	$284	$311

13.           SUBSEQUENT EVENTS:

On July 20, 2010, the Board declared a quarterly dividend of $0.04 per share, payable September 15, 2010 to shareholders of record on August 13, 2010.

Additionally, on July 20, 2010, the Board announced a share repurchase program authorizing the purchase of up to 500 shares which will expire July 31, 2011.

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

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The Company owns X-ray equipment rented on a month-to-month basis to customers.  A liability for the removal costs of the rented X-ray machines is capitalized and amortized over four years.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales
Net sales increased $1,141 or 4.6% to $25,778 in the second quarter of 2010 from $24,637 in the second quarter of 2009.  Sales growth in the quarter was attributable to increases in sales of consumable products and diagnostic equipment.  Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines.  The increase in diagnostic sales reflects a more focused marketing effort in tandem with improved market conditions for capital equipment.  A stronger U.S. dollar negatively impacted international sales by approximately $100 due to foreign currency exposure.

Gross Profit
Gross profit increased $912 or 6.7% to $14,596 in the second quarter of 2010 compared to $13,684 in the second quarter of 2009.  Gross margin percentage increased to 56.6% in 2010 from 55.5% in 2009.  The increase in margin percentage is primarily attributable to increases in sales volume of units sold as well as the mix of those products when compared to the 2009.

Selling, General, and Administrative Expenses
SG&A expenses increased $617 or 7.4% to $8,903 in the second quarter of 2010 primarily due to personnel-related costs.  As a percent of net sales, SG&A expenses increased modestly to 34.5% in the second quarter of 2010 compared to 33.6% in the second quarter of 2009 primarily due to sales increasing faster than expenses.

Income from Operations
Income from operations increased $295 or 5.5% to $5,693 in the second quarter of 2010 compared to $5,398 in the second quarter of 2009.  The change was a result of the factors described above.

Interest Expense, net
Interest expense, net decreased $98 to $82 in the second quarter of 2010 from $180 in the second quarter of 2009.  The decrease was primarily attributable to lower interest rates and lower borrowings under the Company's credit facility.

Other (Income) Expense, net
Other (income,) net changed $120 to ($65) in the second quarter of 2010 from $55 in the second quarter of 2009.  The increase was primarily attributable to a foreign exchange impact on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes
Provision for income taxes increased $143 for the second quarter of 2010 to $1,975 from $1,832 in the second quarter of 2009 as a result of higher pre-tax income offset partially by a decrease in the effective tax rate.  The effective tax rate in the second quarter of 2010 was 34.8% compared to 35.5% in the second quarter of 2009.  The decrease in rate was primarily due to an increase in the allowance rates for the Section 199 manufacturing deduction.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

 Net Sales
Net sales increased $2,158 or 4.5% to $50,559 in the first six months of 2010 from $48,401 in the first six months of 2009. Sales growth for the first six months was attributed to an increase in sales of consumable products and diagnostic equipment.  Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines.  The increase in diagnostic sales reflects a more focused marketing effort in tandem with improved market conditions for capital equipment.  The foreign currency impact was insignificant for the six months ended as the U.S. dollar strengthened for the three months ended June 30, 2010 after initially weakening during the first quarter ended March 31, 2010.

Gross Profit
Gross profit increased $1,404 or 5.2% to $28,398 in the first six months of 2010 compared to $26,994 in the first six months of 2009. Gross margin increased to 56.2% of net sales in the first six months of 2010 compared to 55.8% in the first six months of 2009.  The increase in margin percentage is primarily attributable to increases in sales volume of units sold as well as the mix of those products when compared to the first six months of 2009

Selling, General, and Administrative Expenses
SG&A expenses increased $697 or 4.2% to $17,298 in the first six months of 2010 from $16,601 in the first six months of 2009 primarily attributable to personnel-related costs.  As a percent of net sales, SG&A expenses were relatively flat at 34.2% in the first six months of 2010 compared to 34.3% in the first six months of 2009 due to sales increasing faster than expenses.

Income from Operations
Income from operations increased $707 or 6.8% to $11,100 in the first six months of 2010 compared to $10,393 in the first six months of 2009.  The change was a result of the items explained above.

Interest Expense, net
Interest expense, net decreased $151 to $183 in the first six months of 2010 from $334 in the first six months of 2009. The decrease was primarily attributable to reduced interest expense resulting from lower interest rates and lower borrowings under the Company's credit facility

Other (Income) Expense, net
Other expense (income), net changed $190 to ($148) in the first six months of 2010 from $42 in the first six months of 2009.   The increase was primarily attributable to foreign exchange impact on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes
Provision for income taxes increased $276 in the first six months of 2010 to $3,807 from $3,531 in the first six months of 2009 as a result of higher pre-tax income offset by a decrease in the effective tax rate. The effective tax rate in the first six months of 2010 was 34.4% compared to 35.2% in the first six months of 2009 due to an increase in the allowance rates for the Section 199 manufacturing deduction and a change in measurement of a prior period uncertain tax position.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility.  Net cash flow from operating activities was $11,430 and $10,493 for the first six `months of 2010 and 2009, respectively.  Net capital expenditures for property, plant and equipment were $1,832 and $2,308 for the six months of 2010 and 2009, respectively.  Operating cash flow in 2010 improved due to increased net income and the reduction in inventories due to timing of product sales.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of June 30, 2010, the Company was in compliance with all of these covenants.  During the six months ended June 30, 2010, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At June 30, 2010, the Company had $5,942 in outstanding borrowings under this agreement and $54,058 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility.  Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk.  A theoretical 100 basis point increase in interest rates would have resulted in approximately $72 and $264 of additional interest expense in the three month periods ended June 30, 2010 and 2009, and $100 and $265 for the six months ended June 30, 2010 respectively.  Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $72 and $264 in the three month periods ended June 30, 2010 and 2009, and $100 and $265 for the six months ended June 30, 2010, and 2009, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate.  For the six months ended June 30, 2010, the Company sold less than 20% of its products outside of the United States.  Of these foreign sales, 40% were denominated in Euros and 4% in Canadian dollars.  The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2010	9	$24.98	9	491
May 2010	22	$24.18	22	469
June 2010	35	$24.23	35	434
Total Second Quarter 2010	66	$24.32	66	434

(1)
The Board of Directors announced July 20, 2010 a share repurchase program authorizing the purchase of up to 500 shares.  This program replaces an existing authorization that was set to expire July 31, 2010.  This new  authorization will expire July 31, 2011.

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

                                                       YOUNG INNOVATIONS, INC.

August 6, 2010                                                                                                          /s/     Alfred E. Brennan, Jr.
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