Form 10-Q
period 2010-09-30
YOUNG INNOVATIONS INC
filed 2010-11-09
CIK 949874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  No ☒

Number of shares outstanding of the registrant’s Common Stock at October 31, 2010:
7,937,752 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.
YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$339	$67
Trade accounts receivable, net of allowance for doubtful accounts of $251 and $232 in 2010 and 2009, respectively	13,401	11,397
Inventories	15,911	14,816
Other current assets	4,641	4,849
Total current assets	34,292	31,129
Property, plant and equipment, net	33,435	33,668
Goodwill	80,312	80,374
Other intangible assets	11,696	12,097
Other assets	2,136	2,732
Total assets	$161,872	$160,000

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$10,827	$8,377
Total current liabilities	10,827	8,377
Long-term debt	4,200	13,979
Long-term secured borrowing	166	550
Deferred income taxes	15,886	15,947
Other noncurrent liabilities	261	282
Total liabilities	31,340	39,135
Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2010 and 2009, respectively	102	102
Additional paid-in capital	23,747	23,985
Retained earnings	156,020	145,756
Common Stock in treasury, at cost; 2,281 and 2,294 shares in 2010 and 2009, respectively	(49,219)	(49,090)
Accumulated other comprehensive income (loss)	(118)	112
Total stockholders' equity	130,532	120,865
Total liabilities and stockholders' equity	$161,872	$160,000

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$26,423	$24,805	$76,982	$73,206
Cost of goods sold	11,841	10,857	34,003	32,264
Gross profit	14,582	13,948	42,979	40,942
Selling, general and administrative expenses	8,501	8,298	25,799	24,899
Income from operations	6,081	5,650	17,180	16,043
Interest expense, net	81	172	263	506
Other expense (income), net	62	53	(86)	95
Income before provision for income taxes	5,938	5,425	17,003	15,442
Provision for income taxes	2,019	1,951	5,826	5,482
Net income	$3,919	$3,474	$11,177	$9,960
Basic earnings per share	$0.49	$0.44	$1.40	$1.27
Diluted earnings per share	$0.49	$0.43	$1.39	$1.25
Basic weighted average shares outstanding	7,953	7,912	7,969	7,866
Diluted weighted average shares outstanding	8,013	8,040	8,038	7,939

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$11,177	$9,960
Adjustments to reconcile net income to net cash flows from operating activities --
Depreciation and amortization	3,176	2,990
Share based compensation expense	1,297	1,247
Deferred income taxes	--	93
Excess tax benefit from share based compensation	(405)	(54)
Loss on private equity investment	--	76
Changes in assets and liabilities, net of acquisitions --
Trade accounts receivable	(2,095)	(586)
Inventories	(1,130)	872
Other current assets	197	(81)
Other assets	504	847
Accounts payable and accrued liabilities	2,707	2,297
Total adjustments	4,252	7,701
Net cash flows from operating activities	15,429	17,661

Cash flows from investing activities:
Purchase of distribution rights	--	(1,350)
Payments for acquisitions of businesses and intangible assets, net of cash acquired	--	(10)
Purchases of property, plant and equipment	(2,590)	(3,135)
Purchases of private equity investments	--	(300)
Net cash flows from investing activities	(2,590)	(4,795)

Cash flows from financing activities:
Payment of deferred finance costs	--	(158)
Payments of long-term debt	(41,675)	(47,713)
Borrowings of long-term debt	31,896	35,992
Payments of long-term secured borrowing	(384)	(969)
Borrowings of long-term secured borrowing	--	346
Excess tax benefit from share based compensation	405	54
Proceeds from stock options exercised	1,055	778
Purchase of treasury stock	(2,642)	(459)
Payment of cash dividend	(939)	(945)
Net cash flows from financing activities	(12,284)	(13,074)

Effect of exchange rate changes on cash	(283)	36

Net (decrease) increase in cash and cash equivalents	272	(172)
Cash and cash equivalents, beginning of period	67	667
Cash and cash equivalents, end of period	$339	$495
The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes. The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Wisconsin and Ireland.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, rebate accruals, warranty reserves, liabilities for incentive compensation, uncertain income tax positions and estimates of fair value used in various impairment tests.

Revenue Recognition

Revenue from the sale of products is recorded at the time title passes, generally when the products are shipped, as the Company’s shipping terms are customarily FOB shipping point.  Revenue from the rental of equipment to others is recognized on a month-to-month basis as the revenue is earned.  The Company generally requires payment within 30 days from the date of invoice and offers cash discounts for early payment.  For certain acquired businesses that offer different terms, the Company migrates these customers to the terms referred to above over time.

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

The policy with respect to sales returns generally provides that a customer may not return inventory, except at the Company’s option. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The Company owns X-ray equipment rented on a month-to-month basis to customers.

The Company follows the disclosure requirements of ASC Topic 605, “Revenue Recognition” (that is, gross versus net presentation) for tax receipts on the face of its income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company presents such taxes on a net basis.

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

Income Taxes

The Company uses an estimated annual effective income tax rate to compute the quarterly tax provision pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, “Interim Reporting”, and ASC 740, “Income Taxes.” Calculation of the estimated annual effective income tax rate requires significant judgment and is affected by, among others, variances in expected operating income for the year, projections of income earned and taxed in foreign jurisdictions, variances in non-deductible expenses, and changes in tax rates. The year-to-date effect of the change is recorded in the current period when the Company’s estimate of the annual effective income tax rate changes.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.”. As of December 31, 2009, the Company had $95 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of December 31, 2009, the Company had accrued $27 of penalties and interest related to uncertain tax positions.

The amount of unrecognized tax benefits during the nine months ended September 30, 2010 decreased by approximately $58 due to a change in measurement of an uncertain tax position recognized in a prior period.  The Company is not aware of any other tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as offsetting interest income earned on various investments. For the three months ended September 30, 2010 and 2009, interest income totaled $24 and $47, respectively, and $100 and $168 for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, interest expense totaled $105 and $219, respectively, and $363 and $674 for the nine months ended September 30, 2010 and 2009, respectively.

Other Expense (Income), net

Other expense (income), net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

Supplemental Cash Flow Information

Cash flows from operating activities include $4,700 and $3,986 for the payment of federal and state income taxes and $219 and $639 for the payment of interest or loan charges for the nine months ended September 30, 2010 and 2009, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.”  The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter.  Translation adjustments are recorded in accumulated other comprehensive income (loss).  Net currency transaction gains and (losses) included in other income, net were ($62) and ($36) for the three months ended September 30, 2010 and 2009, respectively and $64 and ($69) for the nine months ended September 30, 2010 and 2009, respectively.

3.	INVESTMENTS:
On February 21, 2006, the Company invested in a private equity investment fund.  At September 30, 2010, the Company has an unfunded capital commitment of up to $300.  As of September 30, 2010, the total capital commitment paid by the Company was $1,950.  Through December 31, 2009, the Company accounted for this investment under the equity method as the Company had an ability to exercise significant influence over the fund through board membership.  Effective January 2010, the Company’s investment no longer qualifies for equity method accounting as the Company’s delegate to the board resigned.  As of January 1, 2010, the Company is accounting for its investment using cost method.  The Company no longer records equity earnings or losses as a result of this change.  The Company recorded a $34 loss attributed to this private equity investment for the three months ended September 30, 2009 and $76 for the nine month ended September 30, 2009 included in other expense (income).

4.	NOTES RECEIVABLE:

The Company offers various financing options to its equipment customers, including notes payable to the Company. The equipment purchased is used to secure the notes.  The Company earned $17 and $38 of financing revenue from sales of equipment for the three and nine months ended September 30, 2010.  The Company earned $0 and $20 during the three and nine months ended September 30, 2009. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

The Company transferred a portion of its X-ray equipment loans to a third party through a series of transactions.  The initial transaction transferred a majority of the loans for a cash payment of $3,519.  The Company subsequently transferred an additional $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  Additional loans were transferred for a cash payment of $235 which included an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on these loans, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of September 30, 2010, the residual amount of notes receivable transferred to a third party was $833 of which $535 is classified as a short-term notes receivable and $298 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $139, on the Company’s balance sheet.

Notes receivable consist of the following:

	September 30,	December 31,
	2010	2009

Notes receivable, short-term	$677	$892
Notes receivable, long-term	386	890

Total notes receivable	$1,063	$1,782

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.	INVENTORIES:

Inventories consist of the following:
	September 30,	December 31,
	2010	2009

Finished products.	$8,288	$6,905
Work in process, long-term	2,540	2,584
Raw materials and supplies	5,083	5,327
Total inventories	$15,911	$14,816

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009

Land	$3,449	$3,449
Buildings and improvements	22,088	21,550
Machinery and equipment	28,957	27,560
Equipment rented to others	4,897	5,464
Construction in progress	1,253	1,527
	$60,645	$59,550

Less: Accumulated depreciation	(27,210)	(25,882)
Total property, plant and equipment, net	$33,435	$33,668

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2009	$80,374
Foreign currency translation	(62)
Balance at September 30, 2010	$80,312

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$419	$832
Core technology	739	218	521
Patents	2,265	1,249	1,016
Product formulas	430	100	330
Customer relationships	813	558	255
Non-compete agreements	519	354	165
Supplier relationships	399	372	27
Total	$6,416	$3,270	$3,146

Intangible assets not subject to amortization
License agreements	$1,693	$--	$1,693
Trademarks	6,857	--	6,857
Total	8,550	--	8,550
Total intangible assets	$14,966	$3,270	$11,696

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$382	$869
Core technology	739	184	555
Patents	2,265	1,094	1,171
Product formulas	430	92	338
Customer relationships	813	479	334
Non-compete agreements	519	306	213
Supplier relationships	399	332	67
Total	$6,416	$2,869	$3,547

Intangible assets not subject to amortization
License agreements	$1,693	$--	$1,693
Trademarks	6,857	--	6,857
Total	$8,550	--	$8,550
Total intangible assets	$14,966	$2,869	$12,097

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 20 years for patents, licensing agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended September 30, 2010 and 2009 was $143 and $142, respectively, and $444 and $408 for the nine months ended September 30, 2010 and 2009, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/10	$545
For the year ending 12/31/11	440
For the year ending 12/31/12	408
For the year ending 12/31/13	408
For the year ending 12/31/14	325

8.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility. The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $55,800 available under the line of credit at September 30, 2010. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Long-term debt was as follows:
	September 30, 2010	December 31, 2009
Revolving credit facility due 2012 with a weighted-average interest rate of 3.22% and 2.97% at September 30, 2010 and December 31, 2009, respectively	$4,200	$13,979
Less - current portion	--	--
	$4,200	$13,979

9.	SHARE-BASED COMPENSATION:

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

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the business of the Company. The Compensation Committee establishes vesting schedules for each share based award issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over one, two, three, four and five year periods. All outstanding options expire ten years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Stock Options
During the three months ended September 30, 2010 and 2009, the Company recorded pre-tax compensation expense of $14 and $60 related to the Company’s stock option shares, and $64 and $162 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $20 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 0.4 years. The total aggregate intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $36 and $154, respectively, and $989 and $654 for the nine months ended September 30, 2010 and 2009, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2010 and 2009 totaled $35 and $198, respectively, and $1,064 and $778 for the nine months ended September 30, 2010 and 2009, respectively. The related tax benefit realized related to these exercises was $13 and $(122) for the three months ended September 30, 2010 and 2009, respectively, and $405 and $54 for the nine months ended September 30, 2010 and 2009, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended September 30, 2010 or 2009, or the nine months ended September 30, 2010 or 2009.

The following table summarizes stock option activity for the nine months ended September 30, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	712	$26.27
Granted	--	--
Exercised	(75)	$14.28
Forfeited or expired	(30)	$31.06
Outstanding at September 30, 2010	607	$27.51	2.87 yrs	$2,803
Exercisable at September 30, 2010	598	$27.57	2.88 yrs	$2,757

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares
Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $412 and $374 for the three months ended September 30, 2010 and 2009, respectively, and $1,233 and $1,085 for the nine months ended September 30, 2010 and 2009, respectively related to the Company’s non-vested equity shares. As of September 30, 2010, there was approximately $3,209 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 1.4 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2010:
	Shares(000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2010	189	$20.98
Granted	69	$24.81
Vested	(64)	$23.24
Forfeited	(1)	$18.28
Non-vested equity shares, September 30, 2010	193	$21.62

10.	COMPREHENSIVE INCOME:

Comprehensive income for the three and nine months ended September 30, 2010 and 2009 was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$3,919	$3,474	$11,177	$9,960
Foreign currency translation adjustments, net of tax	271	120	(230)	199
Comprehensive income	$4,190	$3,594	$10,947	$10,159

11.	RELATED-PARTY TRANSACTIONS:

During the three months ended September 30, 2009, and nine months ended September 30, 2009, the Company paid consulting fees of $13 and $38, respectively, to a corporation which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder. On February 25, 2010, the Company terminated its consulting agreement with this corporation effective December 31, 2009.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which paid him $23 during the three months ended September 30, 2010 and $72 during the nine months ended September 30, 2010. On February 25, 2010, the Company increased his annual salary from $50 to $100, to offset the reduction in his consulting agreement, which was effective January 1, 2010.  The Company paid $13 during the first three months ended September 30, 2009, and $38 for the nine months ended September 30, 2009.

12.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)

Net income	$3,919	$3,474	$11,177	$9,960
Weighted average shares outstanding for basic earnings per share	7,953	7,912	7,969	7,866
Dilutive effect of stock options and restricted stock	60	128	69	73
Weighted average shares outstanding for diluted earnings per share	8,013	8,040	8,038	7,939
Basic earnings per share	$0.49	$0.44	$1.40	$1.27
Diluted earnings per share	$0.49	$0.43	$1.39	$1.25

13.	COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for equipment purchases by customers.  Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2010 and December 31, 2009, respectively, approximately $439 and $579, of the equipment financed with various lenders was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $293 and $292 at September 30, 2010 and 2009, respectively. The following is a rollforward of the Company’s warranty accrual:

	Nine Months Ended September 30,
	2010	2009
	(unaudited)

Balance, beginning of period	$292	$309
Accruals for warranties issued during the year	158	159
Warranty settlements made during the year	(157)	(176)
Balance, end of period	$293	$292

14.	SUBSEQUENT EVENTS:

On October 19, 2010, the Board declared a quarterly dividend of $0.04 per share, payable December 15, 2010 to shareholders of record on November 15, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Goodwill and other intangible assets – In accordance with Accounting Standards Codification (“ASC”)  Topic 350, “Intangibles- Goodwill and Other,” goodwill and other intangible assets with indefinite useful lives are reviewed by management for impairment at least annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable. If indicators of impairment are present, the determination of the amount of impairment would be based on management’s judgment as to the future operating cash flows to be generated from the assets. ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Property, Plant, and Equipment.”

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

Stock compensation –Under the provisions of ASC 718, “Compensation- Stock Compensation,” share-based compensation cost is recognized within the financial statements at the grant date based on the award’s fair-value. Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.  The Company uses the Black-Scholes option pricing model.  Compensation expense is also recognized for restricted stock using the fair market value of our Common Stock at the date of grant.

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to January 1, 2009 are accounted for under the provisions of ASC 805 Topic 805, “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded as income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. Acquisitions completed prior to this adoption were made using the purchase method.  Future acquisitions will be impacted using the provisions of the new accounting standard.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales
Net sales increased $1,618 or 6.5% to $26,423 in the third quarter of 2010 from $24,805 in the third quarter of 2009. Sales growth in the quarter was attributable to increases both in sales of consumable products and diagnostic equipment. Consumable product sales include preventive, infection control, endodontic, micro-applicator and home care product lines.  The increase in diagnostic sales for second consecutive quarter reflects a more focused marketing effort in tandem with improved market conditions for capital equipment.  A stronger U.S. dollar negatively impacted international sales by approximately $145.

Gross Profit
Gross profit increased $634 or 4.5% to $14,582 in the third quarter of 2010 compared to $13,948 in the third quarter of 2009. Gross margin percentage decreased to 55.2% in 2010 from 56.2% in 2009. The increase in gross margin dollars is a result of higher sales volume, while the decline in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses
SG&A expenses increased $203 or 2.4% to $8,501 in the third quarter of 2010 primarily due to personnel and marketing costs. As a percent of net sales, SG&A expenses decreased modestly to 32.2% in the third quarter of 2010 compared to 33.5% in the third quarter of 2009 primarily due to sales increasing faster than expenses.

Income from Operations
Income from operations increased $431 or 7.6% to $6,081 in the third quarter of 2010 compared to $5,650 in the third quarter of 2009. The change was a result of the factors explained above.

Interest Expense, net
Interest expense, net decreased $91 to $81 in the third quarter of 2010 from $172 in the third quarter of 2009. The decrease was primarily attributable to lower interest rates and lower borrowings on the Company's credit facility.

Other Expense (Income), net
Other expense (income), net increased $9 to $62 in the third quarter of 2010 from $53 in the third quarter of 2009. This increase was primarily attributable to foreign exchange transaction losses on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes
Provision for income taxes increased $68 in the third quarter of 2010 to $2,019 from $1,951 in the third quarter of 2009 as a result of higher pre-tax income offset partially by a decrease in the effective tax rate. The effective tax rate in the third quarter of 2010 was 34.0% compared to 36.0% in the third quarter of 2009. The decrease in rate was primarily due to an increase in the allowance rates for the Section 199 manufacturing deduction. The quarter rate was further impacted due to a change in measurement of a prior period uncertain tax position.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Net Sales
Net sales increased $3,776 or 5.2% to $76,982 in the first nine months of 2010 from $73,206 in the first nine months of 2009. Sales growth for the first nine months was attributed to an increase in sales of consumable products and diagnostic product line. Consumable product sales include preventive, infection control, endodontic, micro-applicators and home care product lines. The increase in diagnostic sales reflects a more focused marketing effort in tandem with improved market conditions for capital equipment.  Foreign currency negatively impacted sales by $127 for the nine months ended as the U.S. dollar strengthened for the nine months ended September 30, 2010.

Gross Profit
Gross profit increased $2,037 or 5.0% to $42,979 in the first nine months of 2010 compared to $40,942 in the first nine months of 2009. Gross margin remained relatively flat at 55.8% of net sales in the first nine months of 2010 compared to 55.9% in the first nine months of 2009. The increase in gross margin dollars is a result of higher sales volume while the gross margin percentage remained consistent when compared to the prior year.

Selling, General, and Administrative Expenses
SG&A expenses increased to $25,799 in the first nine months of 2010 from $24,899 in the first nine months of 2009 primarily attributable to personnel and marketing costs. As a percent of net sales, SG&A expenses decreased to 33.5% in the first nine months of 2010 compared to 34.0% in the first nine months of 2009 due to sales increasing faster than expenses.

Income from Operations
Income from operations increased $1,137 or 7.1% to $17,180 in the first nine months of 2010 compared to $16,043 in the first nine months of 2009. The change was a result of the factors explained above.

Interest Expense, net
Interest expense, net decreased $243 to $263 in the first nine months of 2010 from $506 in the first nine months of 2009. The decrease was primarily attributable to reduced interest expense resulting from lower borrowings on the Company's credit facility

Other Expense (Income), net
Other expense (income), net was ($86) in the first nine months of 2010 compared to $95 in the first nine months of 2009. This change was primarily attributable to a foreign exchange impact on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes
Provision for income taxes increased $344 in the first nine months of 2010 to $5,826 from $5,482 in the first nine months of 2009 as a result of higher pre-tax income offset by a decrease in the effective tax rate. The effective tax rate in the first nine months of 2010 was 34.3% compared to 35.5% in the first nine months of 2009 due to an increase in allowance rates for the Section 199 manufacturing deduction and a change in measurement of a prior period uncertain tax provision.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $15,429 and $17,661 for the first nine months of 2010 and 2009, respectively. Net capital expenditures for property, plant and equipment were $2,590 and $3,135 for the nine months of 2010 and 2009, respectively. Operating cash flow decreased in 2010 when compared to 2009 primarily due to an increase in accounts receivable resulting from increased sales. The timing of collections did not adversely impact the aging of receivables. Additionally, planned increases in inventory were made.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of September 30, 2010, the Company was in compliance with all of these covenants.  During the nine months ended September 30, 2010, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At September 30, 2010, the Company had $4,200 in outstanding borrowings under this agreement and $55,800 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $51 and $207 of additional interest expense in the three months ended September 30, 2010 and 2009, respectively, and $91 and $235 in the nine months ended September 30, 2010 and 2009, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $51 and $207 in the three months ended September 30, 2010 and 2009, respectively, and $91 and $235 in the nine months ended September 30, 2010 and 2009, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2010, the Company sold less than 20% of its products outside of the United States. Of these foreign sales, 36% were denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2010	18	$24.62	18	416
August 2010	24	$24.90	24	392
September 2010	--	$--	--	392
Total Third Quarter 2010	42	$24.78	42	392

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

YOUNG INNOVATIONS, INC.

November 8, 2010	/s/	Alfred E. Brennan, Jr.

Alfred E. Brennan, Jr.

Chief Executive Officer

/s/	Arthur L. Herbst, Jr.

Arthur L. Herbst, Jr.

President and Chief Financial Officer