Form 10-K
period 2010-12-31
YOUNG INNOVATIONS INC
filed 2011-03-11
CIK 949874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-K
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Check one):  Large accelerated filer  [ ]  Accelerated filer  [X]  Non-accelerated filer  [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates based on The Nasdaq Global Select Market closing price as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $157 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the registrant's Common Stock at February 28, 2011:

8,024,435 shares of Common Stock, $0.01 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference into Part III of this Report.

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

The Company markets its products primarily in the U.S.  The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim.  Sales outside the United States represented approximately 18% of the Company’s total net sales in 2010.

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

•
New Product Development and Acquisitions.  The Company brings products to market through two methods: internal product development and acquisitions. Internal product development focuses on evolutionary changes to its existing product lines to enhance patient care, increase patient comfort and improve practice productivity. The Company has typically entered new product categories through acquisitions. The Company intends to pursue acquisition opportunities that increase the breadth of its product and service offerings, provide entrance into attractive new markets, and enhance the growth and profitability of the business. The Company continually evaluates acquisition opportunities and has a proven track record of successfully acquiring and integrating acquired businesses. The following table provides a summary of the Company’s acquisition history:

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

Products

The Company’s $102,842 in sales for 2010 was derived from the manufacture and distribution of the products described below.  The Company offers many different products which fall within one of two general categories: consumables and diagnostics.  Consumables consist of preventive, infection control, micro-applicators, home care and endodontic products.  Diagnostics consist of X-ray machines and supplies.  Revenue from consumables was approximately $91,600, $88,400 and $87,400 for 2010, 2009 and 2008, respectively.  Revenue from diagnostics was approximately $11,200, $9,400 and $11,700 for 2010, 2009 and 2008, respectively.

Consumables:

Preventive.   The Company believes it is a leading supplier of preventive products to the U.S. professional dental market.  Preventive products include:

•
Prophy Angles.  The Company offers a broad line of prophy products.  The prophy angle, in combination with prophy paste, is used in the typical biannual teeth cleaning treatment that helps remove plaque and polishes teeth.  The Company offers a variety of pre-assembled Classic and Contra disposable prophy angles with cups or brushes attached under both the Young Dental (premium-priced) and Denticator (popular-priced) brand names, as well as through private-label relationships.  The Company believes it is a leading U.S. manufacturer and distributor of disposable prophy angles, with its extensive and innovative line of prophy products that satisfy a wide variety of customer needs and desires.

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

Infection Control.   The Company markets a broad line of infection control products to the dental practice.  The Company’s products include:

•
Surface disinfectants.  Surface disinfectants are used to clean and disinfect surfaces in the dental operatory, such as a dental chair or countertop that may be contaminated with bioburden (microorganisms).  The Company offers products that are used to clean and disinfect these surfaces under the brand names Birexse and Opti-Cide3.  Birex se is a one step chemistry that is available in a concentrate or wipe form.  Opti-Cide3 is a ready-to-use broad spectrum disinfectant and is a fast acting formula available in liquid or wipe form.

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

•
Ultrasonic systems.  Under the Spartan brand name, ultrasonic scaling units and handpieces are marketed together with a variety of tips for different clinical applications.  BUC tm  tips are used for, among other things, gaining and refining access to the tooth root, while  CPR tm  tips are more often used in retreatment cases.   KiS tm  tips, used for microsurgery, offer a rough diamond coating for improved cutting.  The Company also offers additional ultrasonic tips for use in periodontal applications.

Diagnostics:

The Company markets panoramic dental X-ray systems, supplies and services under the Panoramic brand name. This equipment provides the dental professional with a high-quality anatomical image of the entire oral-maxillofacial area.  The Company’s diagnostic products include:

•
Digital Imaging.  The Company offers two high quality digital imaging products. The PC-4000 is an integrated digital panoramic imaging system. The 1000-DR is a cost-effective digital conversion kit in which a sensor is installed-in-office on an existing Panoramic PC-1000 film-type X-ray machine.

•
Film X-ray.  The Company has adapted its legacy product line to meet the needs of a changing marketplace. With the PC-1000 film-type panoramic X-ray system as the core, customers can purchase a variety of configurations to meet their individual needs including factory-refurbished film machines, cephalometric attachments for the PC-1000 and factory-retrofitted PC-1000/1000-DR digital systems. All factory-refurbished and factory-retrofitted systems are covered by a warranty program.

•
Rental Program and Services.  The Company continues to offer a program in which a dental practice can install and pay for a PC-1000 film type machine on a per image basis. As a result, the dentist can provide panoramic diagnostic services without incurring a significant capital outlay. In addition, once familiar with the benefits of Panoramic X-ray, the dentist has the option to purchase the equipment at a depreciated price. This program generates an inventory of used equipment that is factory-refurbished then returned to the rental pool or sold to dentists looking for a reliable, low-priced Panoramic X-ray system.

The Company also offers service and repair on all its Panoramic X-ray systems through a nationwide network of more than 200 independent technicians.

•	Supplies and Accessories. The Company offers its customers dental X-ray supplies, including film, film cassettes and intensifying screens, processing chemicals, and darkroom supplies.

Sales and Marketing of Professional Products

The Company markets its preventive, micro-applicator and infection control products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company's products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 15.8 % and 14.1%, respectively, of the Company's sales in 2010.  The Company sells product to Henry Schein Inc., Patterson Companies Inc. and its other distributors upon the receipt of purchase orders.  In addition to selling through distributors in the U.S., the Company sells products directly to dental providers and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

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

Product Development

The Company’s engineers and chemists are focused on developing innovative professional dental products and are actively involved in improving the Company’s manufacturing processes.  Frequently, products are designed and developed in response to needs articulated to the Company by dental professionals.  For example, the Company designed a short prophy cup for its line of prophy angles to allow for easier access to the back of the patient’s mouth.  The Company holds various patents and trademarks but does not consider its business to be materially dependent upon any individual patent or trademark.

Our commitment to internally-developed products requires an investment of resources.  The Company incurred research and development costs which are expensed as incurred totaling $840, $797 and $796, for 2010, 2009 and 2008, respectively.

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

Prophy Angles and Related Products. The Company manufactures prophy angles and related products in its Earth City, Missouri facility.  The primary processes involved in manufacturing the Company's prophy angles and related products include precision metal turning and milling, rubber molding, plastic injection molding, component parts assembly and finished goods packaging.  In these processes, the Company uses a variety of computer numerically controlled (CNC) machining centers, injection molding machines and robotic assembly machines, and continues to invest in new and more efficient equipment and production lines.

Prophy Pastes. The Company blends and mixes all of its pastes at the Earth City, Missouri facility. The Company also owns equipment used to form and die-cut expanded polyethylene foam and extruded plastic into packaging materials, and equipment used to package its products in a variety of container sizes, including prophy paste in unit-dose containers.

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

Infection Control Products. The Company manufactures and packages a variety of infection control products, sterilants and cleaners, at the Earth City, Missouri facility.  Additionally, certain of the Company’s infection control products, including gloves and masks, are sourced from domestic and international manufacturers.

Diagnostic Equipment. Diagnostic equipment is manufactured and assembled at the Company’s facility in Fort Wayne, Indiana.  The Company also manufactures its own diagnostic generators, a critical system component in our diagnostic equipment.  Additionally, the Company sources sensors for its digital diagnostic equipment from an international manufacturer.

Home Care Products.  The Company sources most of its home care kit components and toothbrushes from manufacturers in Asia, principally China, Taiwan, Malaysia, India and Vietnam.  Certain other toothbrush and toothpaste products are sourced from domestic manufacturers.

Endodontic Products.  Obturation and ultrasonic systems are manufactured at the Algonquin, Illinois facility.  A variety of components and subassemblies are sourced domestically.

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. The Company also purchases certain additional miscellaneous products from other manufacturers for resale.  The Company purchases its raw materials and other supplies and products through purchase orders and has entered into supply agreements with certain suppliers.

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

Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)

Certain of our infection prevention products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (EPA) under FIFRA, and by various state agencies under the laws of those states.  Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold.  Registrations must be renewed annually.  Registration includes approval by the EPA of the product’s label, including its claims and directions for use, which must be supported by data.  EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious.  The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency and impose certain recordkeeping and reporting requirements.  Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the suspension or cancellation of a pesticide registration.  The Company’s facilities are subject to periodic inspection by the EPA, as well as state and local agencies.  Failure to satisfy EPA requirements can result in EPA enforcement actions, including stop sale, use or removal orders, fines and civil penalties and/or criminal or civil proceedings.  The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by FIFRA.  To the extent the products are manufactured or marketed abroad, they may also be subject to government regulation in the various foreign countries in which the products are produced or sold.  Some of these regulatory requirements and penalties for non compliance may be more stringent than those applicable in the United States.  They also vary from country to country.

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

Other

During the second quarter of 2009, the Company renewed its credit facility. The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires July 2012.  As of December 31, 2010, the Company had $6,100 in outstanding borrowings under this agreement and $53,900 available for borrowing.  The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2010, the Company employed approximately 400 people, none of whom were covered by collective bargaining agreements.  The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
Alfred E. Brennan	58	Chairman of the Board, Chief Executive Officer and Director
Chairman of the Board since October 2008 and Vice Chairman from July 2004 to October 2008, Chief Executive Officer since January 2004, President from July 1998 to July 2004, Chief Operating Officer from October 1997 until May 2002 and Director of the Company since August 1997.

George E. Richmond	77	Vice Chairman of the Board and Director
Vice Chairman of the Board since October 2008, Chairman of the Board from 1997 to October 2008, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company ("Young Dental") (predecessor to the Company) from 1961 until 1997.

Arthur L. Herbst, Jr.	47	President and Chief Financial Officer
President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004 and since February 2008, and Director from November 1997 to July 2004.

Daniel J. Tarullo	51	Vice President	Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004.
Julia A. Carter	36	Vice President of Finance and Controller	Vice President of Finance since May 2008, Corporate Controller since 2005, Assistant Corporate Controller from May 2002 until 2005.
Joshua McKey	35	Vice President
Vice President since May 2010, General Manager of Young Dental from April 2007 until May 2010, Director of Operations of Young Dental from January 2006 until March 2007, Controller from November 2003 to December 2005.

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
In fiscal 2010, approximately 30 % of our sales were made through two distributors.  If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected.   Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations and financial condition until we find an alternative means to distribute our products.

The strength of the dental market is impacted by general worldwide economic conditions.
Economic conditions and the unemployment rate will continue to impact the dental industry. While our outlook on the economy and the unemployment rate remains cautious, we are encouraged by our performance in 2010.  We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

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
The healthcare industry is in the process of undergoing significant changes.  The Patient Protection and Affordable Care Act (PPACA), which was signed into law in March 2010, contains legislation that increases the number of people covered by insurance.  As this legislation continues to evolve, it is difficult to predict how this will ultimately impact the dental industry and our business.

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
We are dependent on certain vendors and suppliers.  We believe we have good relationships with and are generally able to obtain attractive pricing and other terms from our vendors and suppliers.  However, if our raw material products, such as resin, were to increase in price significantly, the cost of manufacturing products would increase and our profitability may be impacted.  When possible, we attempt to have multiple sources for key materials and supplies.  Given the breath of our product line, there are some items that are single sourced.  Although we believe there are alternative suppliers for the products we single source, if our vendors and suppliers were no longer able to or decided not to supply certain products, there could be delay in identifying and transitioning to alternative suppliers, which could adversely affect our business for a period of time.

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

Changes in tax legislation could impact the Company’s effective tax rate and earnings.
The Company is subject to federal, state, local and foreign taxes.  Changes in legislation, as well as operational and structural changes in the Company’s business, could affect the company’s effective tax rate, which could ultimately impact our net earnings.  Additionally, the Company is subject to federal, state, and local tax audits, as well as audits by non-US tax authorities.  The audits could result in unfavorable tax adjustments, which could negatively impact the Company’s results.

Operating results could be impacted by an impairment to the Company’s goodwill or other intangible assets.
At least annually, the Company is required to perform an impairment review on goodwill and intangible assets under US GAAP.  Various assumptions are used in the company’s analysis, including royalty rates, sales growth rates and dental industry growth rates.  The company may be required to record a charge to earnings based upon the outcome of the review.

Quality or safety concerns could put the Company at risk for product recalls.
The Company may need to recall products for quality or safety reasons.  While the Company’s products generally have a good reputation with customers and end-users, product safety or quality concerns could result in potential governmental action or litigation.  The Company’s reputation or financial results could be impacted by publicity or costs related to company, governmental or legal action.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

The Company's principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	113,000	Earth City, Missouri	Owned
Manufacturing	12,000	Brownsville, Texas	Owned
Office and Manufacturing	48,200	Fort Wayne, Indiana	Owned
Office and Manufacturing	1,000	Fort Wayne, Indiana	Leased, on month to month terms
Office, Distribution and Manufacturing	95,000	Algonquin, Illinois	Owned
Office and Distribution	33,000	Corona, California	Owned
Office	6,500	Chicago, Illinois	Leased, expires July 2012
Office and Manufacturing	40,400	Grafton, Wisconsin	Leased, expires July 2012
Office and Manufacturing	29,700	Dungarvan, Ireland	Owned

At December 31, 2010, the facility in Brownsville, Texas was under contract for sale.

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

	Market Price		Cash Dividends Declared
Quarter	High	Low
2009
First	$16.97	$12.42	$0.04
Second	$22.38	$14.79	$0.04
Third	$26.41	$21.90	$0.04
Fourth	$27.71	$22.78	$0.04

2010
First	$29.17	$22.12	$0.04
Second	$28.94	$23.17	$0.04
Third	$28.98	$24.47	$0.04
Fourth	$32.82	$27.01	$1.04

On December 31, 2010, there were approximately 70 holders of record of the Company's Common Stock.

The Company has paid quarterly dividends on its Common Stock since the third quarter of 2003. In addition to the quarterly cash dividend of $.04 per share, the Company issued a special, one-time, cash dividend of $1.00 per share in the fourth quarter of 2010.

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
	Year Ended December 31
	2010	2009	2008	2007	2006 (1)
Income Statement Data:
Net sales	$ 102,842	$97,737	$99,143	$97,402	$90,805
Cost of goods sold	45,681	43,166	46,847	45,623	41,694
Gross profit	57,161	54,571	52,296	51,779	49,111
Selling, general and administrative expenses	34,141	33,033	32,543	31,019	25,628
Income from operations	23,020	21,538	19,753	20,760	23,483
Interest expense (income) and other, net	215	798	867	1,150	(28)
Income before provision for income taxes	22,805	20,740	18,886	19,610	23,511
Provision for income taxes	7,868	7,259	6,705	6,677	8,732
Net income	$14,937	$13,481	$12,181	$12,933	$14,779
Basic earnings per share	$1.87	$1.71	$1.52	$1.46	$1.65
Basic weighted average common shares outstanding	7,969	7,881	7,999	8,828	8,954
Diluted earnings per share	$1.86	$1.69	$1.51	$1.44	$1.61
Diluted weighted average common shares outstanding	8,037	7,966	8,069	8,982	9,182
Cash dividends declared per common share	$1.16	$0.16	$0.16	$0.16	$0.16

	As of December 31
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$23,883	$22,752	$23,493	$25,491	$25,982
Total assets	161,625	160,000	159,576	158,768	156,588
Long-term debt (including current maturities)	6,100	13,979	29,349	36,646	21,810
Stockholders' equity	127,104	120,865	106,277	103,338	117,498
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

Item 7. Management's Discussion and Analysis (MD&A) of Financial Condition and Results of Operation (in thousands).

General

Young Innovations, Inc. and its subsidiaries (“the Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and patients.  The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Wisconsin and Ireland.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals.  The Company markets its products primarily in the U.S.  The Company also markets its products in several international markets, including: Canada, Europe, South America, Central America, and the Pacific Rim.  Sales outside the United States represented approximately 18%, 17%, and 18% of the Company’s total net sales in 2010, 2009, and 2008, respectively.

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

Allowance for doubtful accounts – The Company has 34% of its December 31, 2010 accounts receivable balance with two large customers (see footnote 4 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international.  Accounts receivable balances are subject to credit risk.  Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information.  The Company believes that its reserves are adequate.  It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances.  The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

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

	Years Ended December 31
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.4	44.2	47.3
Gross profit	55.6	55.8	52.7
Selling, general and administrative expenses	33.2	33.8	32.8
Income from operations	22.4	22.0	19.9
Interest expense and other, net	.2	.8	0.9
Income before provision for income taxes	22.2	21.2	19.0
Provision for income taxes	7.7	7.4	6.7
Net income	14.5%	13.8%	12.3%

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

    Net Sales - Sales for the year ended December 31, 2010 were $102,842, up 5.2% from $97,737 in the prior year.  The sales increase was driven by strengthening demand for our diagnostic products as well as strong demand for our consumable products.  Diagnostic product line sales increased approximately 20.1%, demonstrating a recovery from the 2009 decline which was largely due to the general economic downturn.  Consumable products, which comprise approximately 90% of total annual sales and include preventative, infection control, endodontic, mico-applicator, and home care product lines, showed an increase of approximately 3.6%.  A stronger U.S. Dollar negatively impacted sales by $257 in 2010.

    Gross Profit – Gross profit increased $2,590, or 4.7%, to $57,161 in 2010 compared to $54,571 in 2009.  The gross margin percentage of 55.6% in 2010 changed slightly from 55.8% in 2009.  The increase in gross margin dollars was a result of higher sales volume, while the slight decline in gross margin percentage is primarily attributable to the mix of products sold.

    Selling, General and Administrative Expenses (SG&A) – SG&A expenses increased $1,108, or 3.4%, to $34,141 in 2010 from $33,033 in 2009, primarily due to higher personnel and marketing costs.  The increase is mainly attributable to incentive compensation and advertising & promotional costs, which are in line with the Company’s overall performance.  As a percentage of net sales, SG&A expenses decreased modestly to 33.2% in 2010 compared to 33.8% in 2009, primarily due to sales increasing faster than expenses.

    Income from Operations - Income from operations increased 6.9% to $23.0 million in 2010 from $21.5 million in the prior year.  The change was a result of factors explained above.

    Interest Expense, net – Interest expense, net decreased to $322 in 2010 from $665 in 2009.  The decrease was attributable to lower borrowings under the Company’s credit facility.

    Other (Income) Expense, net – Other (Income) Expense, net is ($107) in 2010 versus $133 in 2009.  The change is primarily attributable to foreign exchange transaction gains on inventory purchases.

    Provision for Income Taxes - Provision for income taxes increased $609 in 2010 to $7,868 from $7,259, as a result of higher pre-tax income offset partially by a decrease in the effective tax rate.  The effective tax rate was 34.5% in 2010 compared to 35.0% in 2009.  The decrease in rates was primarily due to an increase in the allowance rates for the Section 199 manufacturing deduction.  The rate was further positively impacted by a change in measurement of a prior period uncertain tax position.

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

    Gross Profit - Gross profit increased $2,275 or 4.4%, to $54,571 in 2009 from $52,296 in 2008 or 55.8% of sales in 2009 as compared to 52.7% 2008.  The increase in gross margin was attributable to improved manufacturing processes, price increases, and product mix.

    Selling, General and Administrative Expenses (SG&A) - SG&A expenses increased by 490, or 1.5% to $33,033 in 2009 from $32,543 in 2008.  Our SG&A as a percentage of sales was 33.8% in 2009 as compared to 32.8% in 2008.  The increase is attributable in part to incentive compensation which was in-line with the Company’s overall performance and stock-based compensation which reflects the third year phase-in of expensing stock awards.

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

    Provision for Income Taxes - During the year ended 2009, the Company’s provision for income taxes increased to $7,259 versus $6,705 in 2008.  The effective tax rate in 2009 was 35.0% compared to 35.5% in 2008.   The effective tax rate was lower due to state law changes and rates.

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility.  Net cash flow from operating activities was $22,025, $22,480, and $22,465, in 2010, 2009 and 2008, respectively.  Operating cash flow declined slightly in 2010 due to planned increases in inventory levels, as well as increases in accounts receivable as a result of increased sales.  The timing of collections did not adversely impact the aging of receivables.  These items were partially offset by an increase in net income and accounts payable.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of December 31, 2010, the residual amount of notes receivable transferred to a third party was $655, of which $467 is classified as a short-term notes receivable and $188 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $136, on the Company’s balance sheet.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of December 31, 2010, the Company was in compliance with all of these covenants.  During 2010, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At December 31, 2010, the Company had $6,100 in outstanding borrowings under this agreement and $53,900 available for borrowing. The $6,100 borrowing was used, in part, to fund the $1.00 special dividend paid in December 2010.  Management believes that through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash
Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases.  Specific significant uses of cash over the three years are as follows:

2010
During the year the Company invested $3,230 in property, plant and equipment.  Significant capital expenditures were made to support facility expansion and improvements, as well as investments in new machinery and equipment.

The Company also repurchased 108 shares of its Common Stock for $2,642.  Quarterly dividends of $0.04 per share were paid February 10, May 19, August 11, November 10, 2010 and on December 3, 2010 a special dividend of $1.00 per share were paid, for a total payment of $9,235.

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

2008
Net capital expenditures for property, plant and equipment were $3,214 in 2008.  Significant capital expenditures included facility expansion and improvements, production machinery and new equipment purchases.  In May 2008, the Company paid $2,735 as an earn out payment for certain performance targets achieved in the purchase of Microbrush Inc. and Microbrush International, Ltd.

The Company also repurchased 505 shares of its Common Stock for $9,406.  Quarterly dividends of $0.04 per share were paid March 14, June 16, September 15, and December 15, 2008, for a total payment of $1,281.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 years	4-5 years		Beyond 5 years

Operating Leases (including buildings)	$787	$501	$286	$	---	$--
Long-Term Debt	$6,100	$--	$6,100	$	---	$--
Liability for uncertain tax positions	$34	$34	$--	$	---	$--
Total	$6,921	$535	$6,386	$	---	$--

As of December 31, 2010 and 2009, there were no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands).

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates.  From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility.  Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk.  Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $100, $211, and $317 of additional interest expense in the years ended December 31, 2010, 2009 and 2008, respectively.

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

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. We also have audited Young Innovations’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations’ management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Oak Brook, Illinois
March 11, 2011

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

All internal control systems, no matter how well designed, have inherent limitations, including the possibility that controls can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Further, conditions in the Company’s business change over time, and, therefore, internal control effectiveness may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control—Integrated Framework .  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$741	$67
Trade accounts receivable, net of allowance for doubtful accounts of and $246 in 2010 and $232 in 2009, respectively	11,721	11,397
Inventories	17,260	14,816
Other current assets	4,861	4,849
Total current assets	34,583	31,129
Property, plant and equipment, net	33,162	33,668
Goodwill	80,289	80,374
Other intangible assets	11,579	12,097
Other assets	2,012	2,732
Total assets	$161,625	$160,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$10,700	$8,377
Total current liabilities	10,700	8,377
Long-term debt	6,100	13,979
Long-term secured borrowing	56	550
Deferred income taxes	17,417	15,947
Other noncurrent liabilities	248	282
Total liabilities	34,521	39,135
Stockholders’ equity: Common Stock, voting, $.01 par value, 25,000 shares authorized; 10,219 shares issued in 2010 and 2009	102	102
Additional paid-in capital	24,190	23,985
Retained earnings	151,458	145,756
Common Stock in treasury, at cost; and 2,248 shares in 2010 and 2,294 shares in 2009, respectively	(48,484)	(49,090)
Accumulated other comprehensive (loss) income	(162)	112
Total stockholders’ equity	127,104	120,865
Total liabilities and stockholders’ equity	$161,625	$160,000

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31
	2010	2009	2008

Net sales	$102,842	$97,737	$99,143
Cost of goods sold	45,681	43,166	46,847
Gross profit	57,161	54,571	52,296
Selling, general and administrative expenses	34,141	33,033	32,543
Income from operations	23,020	21,538	19,753
Interest expense, net	322	665	1,332
Other (income) expense, net	(107)	133	(465)
Income before provision for income taxes	22,805	20,740	18,886
Provision for income taxes	7,868	7,259	6,705
Net income	$14,937	$13,481	$12,181
Basic earnings per share	$1.87	$1.71	$1.52
Diluted earnings per share	$1.86	$1.69	$1.51
Basic weighted average shares outstanding	7,969	7,881	7,999
Diluted weighted average shares outstanding	8,037	7,966	8,069

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total	Comprehensive Income

BALANCE, January 1, 2008	$102	$25,024	$122,631	$(44,595)	$176	$103,338
Net income	-	-	12,181	-	-	12,181	$ 12,181
Common Stock purchased	-	-	-	(9,438)	-	(9,438)
Stock options exercised	-	(335)	-	589	-	254
Issuance of restricted stock.	-	(771)	-	771	-	-
Share-based compensation	-	1,442	-	-	-	1,442
Excess income tax benefit from stock options	-	(24)	-	-	-	(24)
Cash dividends ($0.16 per share).	-	-	(1,281)	-	-	(1,281)
Foreign currency translation adjustments	-	-	-	-	(195)	(195)	(195)
Comprehensive income	_______	_______	_________	_________	___________	__________	$11,986
BALANCE, December 31, 2008	$102	$25,336	$133,531	$(52,673)	$(19)	$106,277
Net income	-	-	13,481	-	-	13,481	$13,481
Common Stock purchased	-	-	-	(270)	-	270
Stock options exercised	-	(941)	-	1,859	-	918
Issuance of restricted stock	-	(2,183)	-	1,994	-	(189)
Share-based compensation	-	1,687	-	-	-	1,687
Excess income tax (shortfall) benefit from stock options	-	86	-	-	-	86
Cash dividends ($0.16 per share)	-	-	(1,256)	-	-	(1,256)
Foreign currency translation adjustments	-	-	-	-	131	131	131
Comprehensive income	_______	_______	_________	_________	___________	__________	$13,612
BALANCE, December 31, 2009	$102	$23,985	$145,756	$(49,090)	$112	$120,865
Net income	-	-	14,937	-	-	14,937	14,937
Common Stock purchased	-	-	-	(2,642)	-	(2,642)
Stock options exercised	-	(681)	-	2,270	-	1,589
Issuance of restricted stock,net	-	(1,455)	-	978	-	(477)
Share-based compensation	-	1,696	-	-	-	1,696
Excess income tax (shortfall) benefit from stock options	-	645	-	-	-	645
Cash dividends ($1.16 per share)	-		(9,235)		-	(9,235)
Foreign currency translation adjustments	-	-	-	-	(274)	(274)	(274)
Comprehensive income	_______	_______	_________	_________	___________	__________	$14,664
BALANCE, December 31, 2010	$102	$24,190	$151,458	$(48,484)	$(162)	$127,104

 The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$14,937	$13,481	$12,181
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,170	4,015	4,013
Share based compensation expense	1,696	1,687	1,442
Deferred income taxes	1,463	1,734	1,898
Excess tax benefit from share exercises	(645)	(86))	-
Loss on private equity investment fund Changes in assets and liabilities, net of effects of acquisitions and divestitures:	-	75	89
Trade accounts receivable	(491)	(851)	2,542
Inventories	(2,491)	1,707	(2,142)
Other current assets	56	(42)	646
Other assets	703	970	1,530
Accounts payable and accrued liabilities	2,627	(210)	266
Total adjustments	7,088	8,999	10,284
Net cash flows from operating activities	22,025	22,480	22,465
Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	-	(1,657))	(2,735)
Purchases of property, plant and equipment	(3,230)	(4,010))	(3,214)
Purchases of private equity investment	-	(300))	(750)
Net cash flows from investing activities	(3,230)	(5,967)	(6,699)
Cash flows from financing activities:
Payment of deferred finance costs	-	(158)	-
Payments on long-term debt	(48,493)	(60,334))	(58,363)
Borrowings on long-term debt	40,614	44,964	51,066
Payments of long-term secured borrowings	(494)	(1,217))	(1,602)
Borrowings of long-term secured borrowings	-	346	3,754
Excess tax benefit/(deficit) from share exercises	645	86	(24)
Proceeds from stock options exercised	1,589	918	443
Purchases of treasury stock	(2,642)	(459))	(9,627)
Payment of cash dividends	(9,235)	(1,256))	(1,281)
Net cash flows from financing activities	(18,016)	(17,110))	(15,634)
Effect of exchange rate changes on cash and cash equivalents	(105)	(3)	7
Net increase (decrease) in cash and cash equivalents	674	(600)	139
Cash and cash equivalents, beginning of period	67	667	528
Cash and cash equivalents, end of period	$741	$67	$667
Non-cash Disclosure – Acquired property, plant and equipment in accounts payable	-	155	-

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
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

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Wisconsin and Ireland.  Export sales were approximately 18%, 17%, and 18% of total net sales for 2010, 2009, and 2008 respectively.  Sales outside the U.S. are approximately 7% of total sales in each of 2010, 2009, and 2008.

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
Equipment rented to others 4 to 15 years

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired.  Goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC Topic 350.  Additionally, ASC Topic 350 requires that intangible assets with estimable useful lives be amortized to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment”  Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships.  Certain trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of ASC Topic 350.  Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired.  The Company annually reviews the remaining useful lives of its finite-lived intangible assets to assess the appropriateness of their life.

Impairment of Long-Lived Assets

The Company assesses and measures any impairment of long-lived assets other than goodwill and indefinite life intangibles in accordance with the provisions of ASC Topic 360.  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed.  If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value.  The Company has not incurred any material impairment of long-lived assets during 2010, 2009 and 2008.

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

Advertising Costs

Advertising costs are expensed when incurred.  Advertising costs were approximately, $3,645, $3,381, and $2,857, for 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $840, $797, and $796 for 2010, 2009 and 2008, respectively.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable.  In 2010, 2009 and 2008, interest income totaled $119, $208, and, $367, respectively, and interest expense totaled $441, $873, and $1,699, respectively.

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

The Company follows the provisions of ASC 740, “Income Taxes” related to the accounting for uncertain tax provisions.” Topic 740 requires the Company to maintain a liability for underpayment of income taxes and related interest and penalties, if any, for uncertain income tax positions. In considering the need for and magnitude of a liability for uncertain income tax positions, the Company must make certain estimates and assumptions regarding the amount of income tax benefit that will ultimately be realized. The ultimate resolution of an uncertain tax position may not be known for a number of years, during which time the Company may be required to adjust these provisions, in light of changing facts and circumstances.

Share-Based Compensation

In accordance with ASC Topic 718, “Compensation- Stock Compensation,” compensation cost is recognized within the financial statements at the grant date based on the award’s fair value.  Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period.  The option pricing models require judgmental assumptions, including:  volatility, forfeiture rates, and expected option life.  The Company uses the Black-Scholes option pricing model.  Compensation expense is also recognized for restricted stock over the vesting period using the fair value of our Common Stock at the date of grant.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC Topic 830, “Foreign Currency Matters.”  The local currency for all entities included in the consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year.  Translation adjustments are recorded in accumulated comprehensive (loss) income.  Net currency transaction (gains) losses included in other (income) expense, net were $(68), $106, and $(434) for 2010, 2009 and 2008, respectively.

Segment Information

The Company operates as a single reportable operating segment. While management monitors the revenue streams of various products, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s products are considered by management to be aggregated in one reportable operating segment.

Supplemental Cash Flow Information

Cash flows from operating activities include $6,134, $5,417, and $4,375 for the payment of federal, foreign, and state income taxes and $310, $691, and $1,846 for the payment of interest related to borrowings on the Company’s credit facility during 2010, 2009 and 2008, respectively.

3.     INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund.  At December 31, 2010, the Company has an unfunded capital commitment of up to $300.  As of December 31, 2010, the total capital commitment paid by the Company was $1,950.  Through December 31, 2009, the Company accounted for this investment under the equity method as the Company had an ability to exercise significant influence over the fund through board membership.  Effective January 2010, the Company’s investment no longer qualifies for equity method accounting as the Company’s delegate to the board resigned.  As of January 1, 2010, the Company is accounting for its investment using the cost method.  The Company no longer records equity earnings or losses as a result of this change. The Company’s loss attributed to this private equity investment was included in other (income) expense, net and totaled $75 and $89 in 2009 and 2008 respectively.

4.     MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business.  The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors that together accounted for 34% and 41% of accounts receivable at December 31, 2010 and 2009, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31
Distributor	2010	2009	2008

Henry Schein, Inc.	15.8%	15.5%	15.9%
Patterson Companies, Inc.	14.1%	15.2%	12.7%

5.    NOTES RECEIVABLE:

The Company offers various financing options to its X-ray equipment customers, which includes notes payable to the Company.  The X-ray equipment is used to secure the notes.  These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales.  Interest on these notes is accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860, “Transfers and Servicing,” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of December 31, 2010, the residual amount of notes receivable transferred to a third party was $655, of which $467 is classified as a short-term notes receivable and $188 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $136, on the Company’s balance sheet.

Notes receivable consist of the following:
	December 31
	2010	2009

Notes receivable, short-term	$593	$892
Notes receivable, long-term	262	890

Total notes receivable	$855	$1,782

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets.

Notes bear interest at rates ranging from 0% to 10.0%, and have a weighted average maturity of 28 months.  Interest income and expense related to the notes are included in the Consolidated Statement of Income caption “interest expense, net.”

6.     INVENTORIES:

Inventories consist of the following:
	December 31
	2010	2009

Finished products	$9,374	$6,905
Work in process	2,663	2,584
Raw materials and supplies	5,223	5,327
Total inventories	$17,260	$14,816

7.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
	December 31
	2010	2009

Land	$3,449	$3,449
Buildings and improvements	22,720	21,550
Machinery and equipment	28,055	27,560
Equipment rented to others	4,510	5,464
Construction in progress	1,476	1,527
	$60,210	$59,550

Less – Accumulated depreciation	27,048	25,882
Total property, plant and equipment, net	$33,162	$33,668

The Company has no machinery and equipment under capital lease.  At December 31, 2010, $1,228 of net property, plant and equipment was located outside of the U.S.  Depreciation expense was $3,620, $3,451 and, $3,481 for 2010, 2009, and 2008, respectively.

8.  OTHER ASSETS:

Other assets consist of the following:
	December 31
	2010	2009

Notes receivable, long-term	$262	$890
Investments	1,670	1,670
Other	80	172
Total other assets	$2,012	$2,732

9.       GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:
	December 31
	2010	2009

Balance, beginning of the year	$80,374	$80,334
Foreign currency translation	(85)	40
Balance, end of the year	$80,289	$80,374

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2010, 2009 and 2008.

Other intangibles consist of the following:
	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$448	$2,496
Core technology	739	229	510
Patents	2,265	1,301	964
Product formulas	430	103	327
Customer relationships	813	549	264
Non-compete agreements	519	371	148
Supplier relationships	399	386	13
Total	$8,109	$3,387	$4,722

Intangible assets not subject to amortization
Trademarks	6,857	-	6,857
Total intangible assets	$14,966	$3,387	$11,579

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$1,251	$382	$869
Core technology	739	184	555
Patents	2,265	1,094	1,171
Product formulas	430	92	338
Customer relationships	813	479	334
Non-compete agreements	519	306	213
Supplier relationships	399	332	67
Total	$6,416	$2,869	$3,547

Intangible assets not subject to amortization
License Agreements	$1,693	-	$1,693
Trademarks	6,857	-	6,857
Total intangible assets	$14,966	$2,869	$12,097

During the year ended December 31, 2009, the Company acquired dental distribution rights for a new surface disinfectant recorded as a non-amortized license agreement.  The Company recorded the asset as an indefinite lived license agreement through September 30, 2010.  Effective October 1, 2010, the Company no longer believes that the asset should have an indefinite life.  The Company began depreciating the asset over a 25 year period and recognized $17 of depreciation expense during fourth quarter of 2010.  Additionally, during the year ended December 31, 2009, the Company acquired core technology and a non-compete agreement which provides a manufacturing enhancement for our micro-applicator products.

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method.  The amortization lives are as follows: 10 to 25 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships.  Non-compete agreements are amortized over the length of the signed agreement.  The weighted average life for amortizable intangible assets is 16 years.  Aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008 was $550, $554, and $532, respectively.  Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/11                                                                $541
For the year ending 12/31/12                                                                $476
For the year ending 12/31/13                                                                $476
For the year ending 12/31/14                                                                $402
For the year ending 12/31/15                                                                $286

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:
	December 31
	2010	2009

Accounts payable	$4,741	$2,454
Accrued compensation and benefits	2,912	1,725
Accrued taxes	121	345
Accrued warranty	293	292
Accrued expenses and other	2,633	3,561
Total accounts payable and accrued liabilities	$10,700	$8,377

11.      CREDIT ARRANGEMENTS:

On May 21, 2009, the Company renewed its credit facility.  The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012.  The Company has $53,900 available under the line of credit at December 31, 2010.  Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness.  Commitment fees for this arrangement range from .25% to .50% of the unused balance.  Borrowings under the previous arrangement had interest rates ranging from LIBOR +.75% to LIBOR +1.50% or Prime and commitment fees from .125% to .15% of the unused balance.  The agreement is unsecured and contains various financial and other covenants.  As of December 31, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Long-term debt was as follows:

	December 31
	2010	2009
Revolving credit facility due 2012 with a weighted-average interest rate of 2.65%	$6,100	$13,979
Less – current portion	--	--
	$6,100	$13,979

Aggregate debt maturities are: 2011-$0; 2012-$6,100; 2013-$0; 2014-$0; and 2015-$0.

12.      COMMON STOCK:

During 2010, the Company repurchased 108 shares of its Common Stock from various stockholders for $2,642.  The Company also reissued 105 shares of its Common Stock from treasury in conjunction with stock option exercises for $1,589.  The Company also issued 49 shares (net of 20 shares returned for tax withholding) of its Common Stock from treasury pursuant to restricted stock awards.

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

Stock Options
During the year ended December 31, 2010, 2009, and 2008, the Company recorded pre-tax compensation expense of $77, $222, and $241 related to the Company’s stock option shares.  As of December 31, 2010, there was approximately $6 of unrecognized compensation expense related to stock options, which will be recognized over the weighted-average remaining requisite service period of 0.12 years.  The total aggregate intrinsic value of options exercised was $1,589, $769, and $378 for the years ended December 31, 2010, 2009, and 2008, respectively.  Payments received upon the exercise of stock options were $1,589, $918, and $443 for the years ended December 31, 2010, 2009, and 2008, respectively.  The related tax (shortfall) benefit realized related to these exercises and restricted stock vesting was $645, $86, and $(24) for the years ended December 31, 2010, 2009, and 2008, respectively.  The Company issues shares from treasury upon share option exercises.

The Company granted 863 shares in 2008 with a weighted-average exercise price of $23.67. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average estimated value of stock options granted during the year ended December 31, 2008 was $5.27 per share, respectively, using the following weighted-average assumptions:

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

The Company did not grant stock options during the year ended December 31, 2010 or 2009.  The following table summarizes stock option activity for the year ended December 31, 2010:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2010	712	$26.27
Granted	--	--
Exercised	(105)	$15.06
Forfeited or expired	(30)	$31.06
Outstanding at December 31, 2010	577	$28.08	2.71 years	$3,243
Exercisable at December 31, 2010	567	$28.15	2.72 years	$3,166

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2010 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares
Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee.  The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period.  During the year ended December 31, 2010, 2009 and 2008, the Company recorded pre-tax compensation expense of $1,619, $1,465, and $1,201, respectively, related to the Company’s non-vested equity shares.  As of December 31, 2010, there was approximately $2,797 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 1.16 years.  The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the year ended December 31, 2010:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2010	188	$20.98
Granted	69	$24.81
Vested	(63)	$23.24
Forfeited	(1)	$18.28
Non-vested equity shares, December 31, 2010	193	$21.62

14. INCOME TAXES:

Income taxes are based on pretax earnings as follows:

	Years ended December 31
	2010	2009	2008

Domestic	$20,201	$18,306	$16,427
Foreign	2,604	2,434	2,459
Total	$22,805	$20,740	$18,886

The components of the provision for income taxes were:

	Years ended December 31
	2010	2009	2008

Current :
Federal	$5,378	$4,923	$3,923
Foreign	334	(31)	275
State	693	633	609
Total current	6,405	5,525	4,807

Deferred:
Federal	1,398	1,763	1,856
Foreign	--	20
State	65	(49)	42
Total deferred	1,463	1,734	1,898

Provision for income taxes	$7,868	$7,259	$6,705

Reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the reported provision for income taxes:

	Years ended December 31
	2010	2009	2008
Income before provision for income taxes	$22,805	$20,740	$18,886
U.S. federal income tax rate	35%	35%	35%
Computed income taxes	$7,982	$7,259	$6,610
State income taxes, net of federal tax benefit	486	380	423
Foreign income taxes provision (benefit)	--	--	(29)
Deduction for Domestic Production Activities	(513)	(335)	(275)
Other	(87)	(45)	(24)
Total provision for income taxes	$7,868	$7,259	$6,705

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2006. The Company follows the provisions of ASC 740, “Income Taxes”, related to the accounting for uncertain tax provisions. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at January 1	$95	$101	$111
Additions based on tax positions related to the current year	--	18	15
Additions for tax positions of prior years	3	6	7
Reduction for tax positions of prior years	(44)	(16)	--
Settlements	(20)	(14)	(32)
Balance at December 31	$34	$95	$101

If recognized in future periods, the total unrecognized tax benefits as of December 31, 2010 would favorably affect the effective income tax rate. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense.  Tax expense for the current year ended December 31, 2010 includes $3 of penalties and interest. The total amount of interest and penalties recognized related to uncertain tax provisions at December 31, 2009 was approximately $18.

Temporary differences that gave rise to deferred income tax assets and (liabilities):

	December 31
	2010	2009
Deferred income tax assets:
Trade accounts receivable	$154	$158
Inventories	1,217	920
Stock-based compensation	801	730
Accrued liabilities	638	545
State tax loss benefit	33	21
Currency translation adjustment	85	--
Other	4	46
Total deferred income tax assets	$2,932	$2,420
Deferred income tax liabilities:
Property, plant and equipment	$(2,879)	$(2,758)
Intangibles	(14,189)	(12,413)
Tax on undistributed foreign earnings	(339)	(675)
Currency translation adjustment	-	(72)
Other	(10)	(29)
Total deferred income tax liabilities	(17,417)	(15,947)
Net deferred income tax liability	$(14,485)	$(13,527)

Current deferred income tax assets of $2,932 and $2,420 are included in other current assets as of December 31, 2010 and 2009, respectively.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $100 of undistributed earnings of the Company's foreign subsidiary for the year ended December 31, 2008. These earnings are considered to be permanently invested and, under certain tax laws, are not subject to taxes unless distributed as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its investment in the foreign subsidiary.  Tax on such potential distributions would be partially offset by foreign tax credits. If the earnings were not considered permanently invested, approximately $29 of additional deferred income taxes would need to be provided for the year ended December 31, 2008.  Earnings of the Company’s foreign subsidiary subsequent to December 31, 2008 are not classified as permanently invested and have been taxed accordingly.

15.      SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment.  The Company recognizes revenue from the proceeds of such sales and records as cost of goods sold the net book value of the equipment.  Net sales of equipment consistent with this practice were $492, $787, and $1,600 for 2010, 2009 and 2008, respectively, and gross profit from these sales was $288, $461, and $868 for 2010, 2009 and 2008, respectively.

16.      EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements.  Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution.  Compensation expense related to this plan was $471, $461, and $553 for 2010, 2009 and 2008, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

17.      RELATED-PARTY TRANSACTIONS:

The Company paid consulting fees of $50 each year in 2009 and 2008 to a corporation, which is wholly owned by George E. Richmond, the Company’s Vice Chairman and principal stockholder.  On February 25, 2010, the Company terminated its consulting agreement with this corporation effective December 31, 2009.

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which paid him $50 each year in 2009 and 2008, to perform such duties as may be assigned to him by the Company’s Board of Directors or Chief Executive Officer.  On February 25, 2010, the Company increased his base salary from $50 to $100.

18.      EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding and total number of shares of restricted stock during the period.  Diluted earnings per share (Diluted EPS) include the dilutive effect of stock options if any, using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2010	2009	2008

Net income	$14,937	$13,481	$12,181
Weighted average shares outstanding for basic earnings per share	7,969	7,881	7,999
Dilutive effect of stock options	68	85	70
Weighted average shares outstanding for diluted earnings per share	8,037	7,966	8,069
Basic earnings per share	$1.87	$1.71	$1.52
Diluted earnings per share	$1.86	$1.69	$1.51

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2010
Net sales	$24,782	$25,778	$26,423	$25,859	$102,842
Gross profit	13,802	14,596	14,582	14,181	57,161
Income from operations	5,407	5,693	6,081	5,839	23,020
Net income	3,558	3,701	3,919	3,759	14,937
Basic earnings per share	$.45	$.46	$.49	$.47	$1.87
Diluted earnings per share	$.44	$.46	$.49	$.47	$1.86

	1 st Qtr.	2 nd Qtr.	3rd Qtr.	4th Qtr.	Year
2009
Net sales	$23,764	$24,637	$24,805	$24,531	$97,737
Gross profit	13,310	13,684	13,948	13,628	54,571
Income from operations	4,995	5,398	5,650	5,493	21,538
Net income	3,155	3,331	3,474	3,520	13,481
Basic earnings per share	$.40	$.42	$.44	$.44	$1.71
Diluted earnings per share	$.40	$.42	$.43	$.44	$1.69

 Full-year 2009 basic earnings per share do not equal the sum of the quarters due to rounding.

20.      COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities and equipment under non-cancelable operating leases.  The total rental expense for all operating leases was $521, $527, and $780 for 2010, 2009 and 2008, respectively.  Rental commitments amount to $501 for 2011, $281 for 2012, $5 for 2013, $0 for 2014, and $0 for 2015.

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers.  Certain banks require the Company to provide recourse to finance X-ray equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria.  In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan.  As of December 31, 2010, 2009 and 2008, respectively, approximately $0, $579, and $788 of the X-ray equipment financed with various lenders were subject to such recourse.  Recourse on a given loan is generally for the life of the loan.   Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business.  Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray equipment.  Historically, the level of product returns has not been significant.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The accrual for warranty costs was $293 and $292 at December 31, 2010 and 2009, respectively.  The following is a rollforward of the Company’s warranty accrual:

	December 31
	2010	2009

Balance, beginning of the year	$292	$309
Accruals for warranties issued during the year	207	243
Warranty settlements made during the year	(206)	(260)
Balance, end of the year	$293	$292

21.  SUBSEQUENT EVENTS:

Due to changes in enacted state tax laws during January 2011, the Company will recognize an additional tax charge in the first quarter of 2011.  The impact on the financial statements is being evaluated by the Company.

In January 2011, the Company recognized other income of approximately $400 related to the sale of a portion of its private equity investment fund.  The Company could receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance.

On January 31, 2011, the Board of Directors declared a quarterly dividend of $0.04 per share, payable to all shareholders of record on February 15, 2010.

On February 10, 2011, the Compensation Committee of the Board of Directors issued 54 shares of restricted stock to certain employees.

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

Management’s Annual Report on Internal Control Over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework .  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting.
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1: Election of Directors” in our 2011 Proxy Statement, and that information is incorporated herein by reference.  The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, and that information is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the close of the 2010 fiscal year.

A listing of and certain information about our executive officers is included in this Annual Report on Form 10-K under Item 1 of Part I, and that information is incorporated herein by reference.  No family relationships exist among any of the executive officers, directors or director nominees.

Audit Committee

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the 2011 Proxy Statement, and that information is incorporated by reference herein.   Such proxy statement will be filed with the Commission within 120 days after the end of the 2010 fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” including the tables entitled “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal Year 2010,”  “ Outstanding Equity Awards at 2010 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2010,” and “Employment Agreements and Potential Payments upon Termination or Change-in-Control Arrangements” and “Potential Payments Upon Termination and Following a Change-In-Control for Fiscal Year 2010,” “Non-employee Director Compensation,” and “Director Compensation in Fiscal Year 2010” in our 2011 Proxy Statement, which is incorporated herein by reference. Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2011 Proxy Statement, which is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2010 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K will be included under the captions “Equity Compensation Plan Information,” and “Securities Beneficially Owned by Management and Principal Shareholders,” respectively, in the 2011 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Relationships and Related Person Transactions” and “Director Independence,” respectively,  in the 2011 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the 2010 fiscal year.

Item 14.  Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement, and is incorporated herein by reference.  Such proxy statement will be filed with the Commission within 120 days after the end of the 2010 fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements — Reference is made to Item 8 hereof:
Consolidated Balance Sheets – December 31, 2010 and 2009
Consolidated Statements of Income – Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows – Years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements – December 31, 2010

(a)(2) Financial Statement Schedule — The following financial statement schedule of the Company is included for the years ended December 31, 2010, 2009, and 2008:

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

4.3(s)              Consent and Amendment to Amended and Restated Credit Facilities Agreement dated May 7, 2008.

4.4(d)	Amendment No. 2 to Amended and Restated Credit Facilities Agreement, by and among Bank of America, N.A., As Administrative Agent and Lender, and Other Lenders and the Company, dated May 21, 2009.

10.1(b)	Amended and Restated 1997 Stock Option Plan.

10.2(b)	Form of the Company’s Restricted Stock Award Agreement with schedule of grantees.

10.3(f)	Form of Indemnity Agreement entered into with each member of the Company's Board of Directors.

10.4(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan.

10.5(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

10.6(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and George E. Richmond.

10.7(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

10.8(g)	Employment Agreement dated July 20, 2009 by and between the Company and Julia A. (Heap) Carter.

10.9 (k)	2006 Long-Term Incentive Plan.

10.10(n)	Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.11(n)	Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.12(p)	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.13(p) 10.14(l) 10.15(t) 10.16(t) 10.17(t) 10.18(t) 10.19(t) 10.20(t)
Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan.

Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

Amended Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan.

Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

Amendment to the Employment Agreement dated July 20, 2009 by and between the Company and Julia A. Carter.

Amendment to the Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

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
(l)               Filed as an Exhibit to the Company's Report on 8-K filed on July 9, 2010 and incorporated herein by reference.

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

Dated: March 11, 2011

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

Signature	Title	Date
/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	March 11, 2011
/s/ GEORGE E. RICHMOND George E. Richmond	Vice Chairman, Director	March 11, 2011
/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 11, 2011
/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 11, 2011
/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 11, 2011

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
2008. . . . .	$530	$40	$145	$425
2009. . . . .	425	206	399	232
2010. . . . .	232	34	20	246