Form 10-Q
period 2011-03-31
YOUNG INNOVATIONS INC
filed 2011-05-10
CIK 949874

Form 10-Q YOUNG INNOVATIONS INC - YDNT Filed: May 10, 2011 (period: March 31, 2011) Quarterly report which provides a continuing view of a company's financial position

Table of Contents

10-Q - MARCH 31, 2011

PART I

Item 1.                      Financial Statements.
Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.
Item 4.                      Controls and Procedures.

PART II

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6.                      Exhibits.
SIGNATURES

EX-31.1 (SECTION 302 CERTIFICATION)

EX-31.2 (SECTION 302 CERTIFICATION)

EX-32.1 (SECTION 906 CERTIFICATION)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
(Check one):  Large accelerated filer [ ]  Accelerated filer  [X]  Non-accelerated filer  [ ]  Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Number of shares outstanding of the registrant’s Common Stock at April 30, 2011:
8,021,323 shares of Common Stock, $0.01 par value per share

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$799	$741
Trade accounts receivable, net of allowance for doubtful accounts of $235 and $246 in 2011 and 2010, respectively	12,913	11,721
Inventories	17,501	17,260
Other current assets	5,119	4,861
Total current assets	36,332	34,583
Property, plant and equipment, net	32,849	33,162
Goodwill	80,358	80,289
Other intangible assets	11,476	11,579
Other assets	1,652	2,012
Total assets	$162,667	$161,625

Liabilities and Stockholders’ Equity
Current liabilities: Accounts payable and accrued liabilities	$10,095	$10,700
Total current liabilities	10,095	10,700
Long-term debt	3,742	6,100
Long-term secured borrowing	106	56
Deferred income taxes	17,427	17,417
Other noncurrent liabilities	246	248
Total liabilities	31,616	34,521
Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2011 and 2010	102	102
Additional paid-in capital	23,588	24,190
Retained earnings	155,109	151,458
Common stock in treasury, at cost; and 2,199 shares in 2011 and 2,248 in 2010, respectively	(47,766)	(48,484)
Accumulated other comprehensive (loss) income	18	(162)
Total stockholders' equity	131,051	127,104
Total liabilities and stockholders' equity	$162,667	$161,625

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$26,024	$24,782
Cost of goods sold	11,561	10,980
Gross profit	14,463	13,802
Selling, general and administrative expenses	8,697	8,395
Income from operations	5,766	5,407
Interest expense, net	(73)	(101)
Other income, net	433	84
Income before provision for income taxes	6,126	5,390
Provision for income taxes	2,126	1,832
Net income	$4,000	$3,558
Basic earnings per share	$0.50	$0.45
Diluted earnings per share	$0.50	$0.44
Basic weighted average shares outstanding	8,010	7,984
Diluted weighted average shares outstanding	8,074	8,060

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,000	$3,558
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,083	1,012
Share based compensation expense	452	441
Deferred income taxes	10	-
Excess tax benefit from share exercises	(360)	(122)
Gain on private equity investment fund	(440)	-
Changes in assets and liabilities, net of acquisitions :
Trade accounts receivable	(1,157)	(712)
Inventories	(203)	835
Other current assets	(223)	81
Other assets	98	204
Accounts payable and accrued liabilities	(301)	2,245
Total adjustments	(1,041)	3,984
Net cash flows from operating activities	2,959	7,542

Cash flows from investing activities:
Payments for acquisitions of intangible assets	(55)	-
Purchases of property, plant and equipment	(528)	(1,077)
Proceeds from private equity investment	703	-
Net cash flows from investing activities	120	(1,077)

Cash flows from financing activities:
Payments on long-term debt	(9,368)	(19,318)
Borrowings on long-term debt	7,010	13,844
Payments of long-term secured borrowings	(34)	(94)
Excess tax benefit/ (deficit) from share exercises	360	122
Proceeds from stock options exercised	458	212
Purchase of treasury stock	(1,133)	(534)
Payment of cash dividends	(345)	(310)
Net cash flows from financing activities	(3,052)	(6,078)

Effect of exchange rate changes on cash and cash equivalents	31	(62)

Net change in cash and cash equivalents	58	325
Cash and cash equivalents, beginning of period	741	67
Cash and cash equivalents, end of period	$799	$392

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, rebate accruals, warranty reserves, liabilities for incentive compensation, and uncertain income tax positions.

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

The Company complies with the disclosure requirements of ASC Topic 605, “Revenue Recognition” (that is, gross versus net presentation) for tax receipts on the face of its income statements. The scope of this guidance includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes (gross receipts taxes are excluded). The Company presents such taxes on a net basis.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.”  As of March 31, 2011 and December 31, 2010, the Company had $34 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense.  As of March 31, 2011 and December 31, 2010, the Company had accrued $18 of penalties and interest related to uncertain tax positions.  For the three months ended March 31, 2011 and 2010, the Company did not record any interest and penalties.

The Company is not aware of any other tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company has provided a deferred tax liability for United States income taxes on the undistributed earnings of its foreign subsidiary that will not be permanently invested.  For 2011, the Company anticipates that a portion of the earnings from its foreign subsidiary will remain permanently invested, as the funds will be used for facility expansion.

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. With certain exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years prior to 2006.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable.  For the three months ended March 31, 2011 and 2010, interest income totaled $13 and $35, and interest expense totaled $86 and $136, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portfolio company of its private equity investment.

Supplemental Cash Flow Information

Cash flows from operating activities include $22 and $267 for the payment of federal and state income taxes and $62 and $74 for the payment of interest or loan charges for the three months ended March 31, 2011 and 2010, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.”  The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency.  Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date.  Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter.  Translation adjustments are recorded in accumulated other comprehensive income (loss).  Net currency transaction gains included in other income, net were $1 and $61 for the three months ended March 31, 2011 and 2010, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

3.          INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund.  At March 31, 2011, the Company has an unfunded capital commitment of up to $300.  As of March 31, 2011, the total capital commitment paid by the Company was $1,950.  The Company accounts for its investment using the cost method.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portion of its private equity investment, which reduced the carrying value of the investment by $260 to $1,411. The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance.

4.          NOTES RECEIVABLE:

The Company offers various financing options to its X-ray equipment customers, including notes payable to the Company.  The X-ray equipment is used to secure the notes.  The Company earned $22 of financing revenue from sales of equipment for the three months ended March 31, 2011.  The Company did not earn financing revenue from the sale of equipment for the three months ended March 31, 2010. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales.  Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519.  The Company transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140.  Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans.  On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235.  There is an additional $42 subject to a recourse holdback pool.  As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet.  As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances.  As of March 31, 2011, the residual amount of notes receivable transferred to a third party was $489, of which $383 is classified as a short-term notes receivable and $106 as a long-term notes receivable.  A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $9, on the Company’s balance sheet.

Notes receivable consist of the following:
	March 31,	December 31,
	2011	2010

Notes receivable, short-term	$540	$593
Notes receivable, long-term	160	262

Total notes receivable	$700	$855

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.          INVENTORIES:

Inventories consist of the following:
	March 31,	December 31,
	2011	2010

Finished products .	$9,239	$9,374
Work in process	2,906	2,663
Raw materials and supplies	5,356	5,223
Total inventories	$17,501	$17,260

6.          PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:
	March 31,	December 31,
	2011	2010

Land	$3,449	$3,449
Buildings and improvements	22,841	22,720
Machinery and equipment	28,875	28,055
Equipment rented to others	4,174	4,510
Construction in progress	1,368	1,476
	$60,707	$60,210

Accumulated depreciation	(27,858)	(27,048)
Total property, plant and equipment, net	$32,849	$33,162

7.          GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2010	$80,289
Foreign currency translation	69
Balance at March 31, 2011	$80,358

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$500	$2,444
Core technology	739	240	499
Patents	2,320	1,353	967
Product formulas	430	106	324
Customer relationships	813	567	246
Non-compete agreements	519	380	139
Supplier relationships	399	399	-
Total	$8,164	$3,545	$4,619

Intangible assets not subject to amortization
Trademarks	6,857	-	6,857
Total	$6,857	$-	$6,857
Total intangible assets	$15,021	$3,545	$11,476

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization		Net Carrying Amount
Amortized intangible assets
License agreements	$2,944		$448	$2,496
Core technology	739		229	510
Patents	2,265		1,301	964
Product formulas	430		103	327
Customer relationships	813		549	264
Non-compete agreements	519		371	148
Supplier relationships	399		386	13
Total	$8,109		$3,387	$4,722

Intangible assets not subject to amortization
Trademarks	6,857		-	6,857
	$6,857	$		$6,857
Total intangible assets	$14,966		$3,387	$11,579

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method.  The amortization lives are as follows: 10 to 25 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships.  Non-compete agreements are amortized over the length of the signed agreement.  The weighted average life for amortizable intangible assets is 16 years.  Aggregate amortization expense for the three months ended March 31, 2011 and 2010 was $158 and $150, respectively.  Estimated amortization expense for each of the next five years is as follows:

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

8.           CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility.  The new credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012.  The Company has $56,258 available under the line of credit at March 31, 2011.  Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR +2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness.  Commitment fees for this arrangement range from .25% to .50% of the unused balance.  The agreement is unsecured and contains various financial and other covenants.  As of March 31, 2011 and December 31, 2010 the Company was in compliance with these covenants.

Long-term debt was as follows:	March 31,	December 31,
	2011	2010
Revolving credit facility due 2012 with a weighted-average interest rate of 2.75% and 2.65% at March 31, 2011 and December 31, 2010, respectively	$3,742	$6,100
Less - current portion	--	--
	$3,742	$6,100

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

Stock Options

During the three months ended March 31, 2011 and 2010, the Company recorded pre-tax compensation expense of $6 and $37 related to the Company’s stock option shares.   The total aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $236 and $200, respectively.

Payments received upon the exercise of stock options for the three months ended March 31, 2011 and 2010 totaled $458 and $212, respectively.  The related tax benefit realized related to these exercises was $360 and $122 for the three months ended March 31, 2011 and 2010.  The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three months ended March 31, 2011 or 2010.

 The following table summarizes stock option activity for the three months ended March 31, 2011:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	577	$28.08
Granted	--	--
Exercised	(32)	$14.25
Forfeited or expired	--	--
Outstanding at March 31, 2011	545	$28.90	2.58 yrs	$2,542
Exercisable at March 31, 2011	545	$28.90	2.58 yrs	$2,542

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Companies’ closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee.  The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period.  During the three months ended March 31, 2011 and 2010, the Company recorded pre-tax compensation expense of $446 and $404, respectively, related to the Company’s non-vested equity shares.  As of March 31, 2011, there was approximately $3,976 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 1.85 years.  The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2011:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2011	193	$21.62
Granted	54	$30.30
Vested	(65)	$22.72
Forfeited	--	--
Non-vested equity shares, March 31, 2010	182	$23.78

10.	COMPREHENSIVE INCOME:

Comprehensive income for the three and nine months ended March 31, 2011 and 2010 was computed as follows:

	Three Months Ended March 31,
	2011	2010

Net income	$4,000	$3,588
Foreign currency translation adjustments, net of tax	180	(235)
Comprehensive income	$4,180	$3,323

11.          RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder.  On February 25, 2010, the Company increased his annual salary from $50 to $100 which was effective January 1, 2010.  This increase was offset by the termination of the consulting agreement between Mr. Richmond and the Company effective December 31, 2009, which paid him $50 each year in 2009 and 2008.  The Company paid him $25 during the three months ended March 31, 2011 and 2010.

12.          EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding and total number of shares of restricted stock during the period.  Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options, if any, using the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010

Net income	$4,000	$3,588
Weighted average shares outstanding for basic earnings per share	8,010	7,984
Dilutive effect of stock options and restricted stock	64	76
Weighted average shares outstanding for diluted earnings per share	8,074	8,060
Basic earnings per share	$0.50	$0.45
Diluted earnings per share	$0.50	$0.44
Dividends declared per share	$0.04	$0.04

13.          COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers. Certain banks require the Company to provide recourse to finance X-ray equipment for new dentists and other customers with credit histories that are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan.  As of March 31, 2011 and December 31, 2010, no equipment financed with various lenders were subject to recourse.  Recourse on a given loan is generally for the life of the loan.  Based on the Company's past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries, from time to time, are parties to various legal proceedings arising in the normal course of business.  Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines.  Historically, the level of product returns has not been significant.  The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines.  The accrual for warranty costs was $326 and $277 at March 31, 2011 and 2010, respectively.  The following is a roll forward of the Company’s warranty accrual:

	Three Months Ended March 31,
	2011	2010

Balance, December 31	$293	$292
Accruals for warranties issued during the quarter	45	180
Warranty settlements made during the quarter	(12)	(195)
Balance, March 31	$326	$277

14.          SUBSEQUENT EVENTS:

On May 10, 2011, the Board declared a quarterly dividend of $0.04 per share, payable June 15, 2011to shareholders of record on May 23, 2011.

In April 2011, the Company closed on the sale of its Brownsville, Texas facility.  The gain on the sale will affect diluted earnings per share by approximately $0.03.

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

Stock compensation - In accordance with ASC Topic 718, “Stock Compensation,” compensation cost is recognized within the financial statements based on the awards’ fair-value at the grant date.  Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including: volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.  The Company uses the Black-Scholes option pricing model.  Compensation expense is also recognized for restricted stock using the fair market value of our Common Stock at the date of grant.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales
Net sales increased $1,242 or 5.0% to $26,024 in the first quarter of 2011 from $24,782 in the first quarter of 2010.  The sales increase was driven by strong growth for our diagnostic products, as well as solid demand for our consumable products, which include preventive, infection control, endodontic, micro-applicators and home care product lines.

Gross Profit
Gross profit increased $661 or 4.8% to $14,463 in the first quarter of 2011 compared to $13,802 in the first quarter of 2010.  The gross margin percentage of 55.6% in the first quarter of 2011 changed slightly from 55.7% in the first quarter of 2010.  The increase in gross margin dollars was a result of higher sales volume, while the slight change in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses
SG&A expenses increased $302 or 3.6% to $8,697 in the first quarter of 2011 compared to $8,395 in the first quarter of 2010, primarily due to higher marketing costs. As a percentage of net sales, SG&A expenses decreased modestly to 33.4% in the first quarter of 2011 compared to 33.9% in the first quarter of 2010, primarily due to sales increasing faster than expenses.

Income from Operations
Income from operations increased $359 or 6.6% to $5,766 in the first quarter of 2011 compared to $5,407 in the first quarter of 2010.  The change was a result of the factors described above.

Interest Expense, net
Interest expense, net decreased $28 to $73 in the first quarter of 2011 from $101 in the first quarter of 2010.  The decrease was primarily attributable to lower borrowings on the Company's credit facility.

Other Income, net
Other income, net increased $349 to $433 in the first quarter of 2011 from $84 in the first quarter of 2010.  The increase was primarily attributable to a gain from the sale of a portion of its private equity investment.

Provision for Income Taxes
Provision for income taxes increased $294 for the first quarter of 2011 to $2,126 from $1,832 in the first quarter of 2010 as a result of higher pre-tax income and an increase in the effective tax rate.  The effective tax rate in the first quarter of 2011 was 34.7% compared to 34.0% in the first quarter of 2010.  The rate increase was primarily due to a higher Illinois corporate tax rate for 2011 and a one-time tax benefit that occurred in the first quarter of 2010, which resulted from a change in measurement of a prior period uncertain tax position.  These items were partially offset by the Company’s partial reinvestment of foreign earnings.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility.  Net cash flow from operating activities was $2,959 and $7,542 for the first three months of 2011 and 2010, respectively.  Operating cash flow decreased in 2011 when compared to 2010 primarily due to a decrease in accounts payable as a result of the timing of vendor payments, planned increases in inventory, as well as an increase in accounts receivable resulting from increased sales.  The timing of collections did not adversely impact the aging of receivables.  Net capital expenditures for property, plant and equipment were $528 and $1,077 for the three months of 2011 and 2010, respectively.  Total cash flow benefited from a gain from the sale of a portfolio company of the Company’s private equity investment fund and an increase in net income.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012.  Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness.  Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants.  As of March 31, 2011, the Company was in compliance with all of these covenants.  During the three months ended March 31, 2011, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs.  At March 31, 2011, the Company had $3,742 in outstanding borrowings under this agreement and $56,258 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

A theoretical 100 basis point increase in interest rates would have resulted in approximately $49 and $112 of additional interest expense in the three month periods ended March 31, 2011 and 2010, respectively.  Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $49 and $112 in the three month periods ended March 31, 2011 and 2010, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate.  For the three months ended March 31, 2011, the Company sold less than 16% of its products outside of the United States.  Of these foreign sales, 50% were denominated in Euros and 3% in Canadian dollars.  The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
March 2011	16	$30.40	16	500
Total First Quarter 2011	16	$30.40	16	500

(1)
The share repurchase program authorizing the purchase of up to 500,000 shares was announced July 19, 2010. The authorization will expire July 31, 2011 and replaces the previous share repurchase program which expired in July 2010.

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

YOUNG INNOVATIONS, INC.

/s/ Alfred E. Brennan, Jr.
May 10, 2011	------------------------------------------------------------
Date	Alfred E. Brennan, Jr.
Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
------------------------------------------------------------
Arthur L. Herbst, Jr.
President and Chief Financial Officer