Form 10-Q
period 2011-06-30
YOUNG INNOVATIONS INC
filed 2011-08-09
CIK 949874

Form 10-Q

YOUNG INNOVATIONS INC - YDNT

Filed: August 9, 2011 (period: June 30, 2011)

Quarterly report which provides a continuing view of a company’s financial position

10-Q - June 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares outstanding of the registrant’s Common Stock at July 31, 2011:

8,026,000 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,100	$741
Trade accounts receivable, net of allowance for doubtful accounts of $238 and $246 in 2011 and 2010, respectively	13,255	11,721
Inventories	16,773	17,260
Other current assets	4,662	4,861

Total current assets	35,790	34,583

Property, plant and equipment, net	32,610	33,162
Goodwill	80,378	80,289
Other intangible assets	11,333	11,579
Other assets	1,553	2,012

Total assets	$161,664	$161,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,372	$10,700

Total current liabilities	9,372	10,700

Long-term debt	—	6,100
Long-term secured borrowing	53	56
Deferred income taxes	17,460	17,417
Other noncurrent liabilities	244	248

Total liabilities	27,129	34,521

Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2011 and 2010	102	102
Additional paid-in capital	23,994	24,190
Retained earnings	158,826	151,458
Common stock in treasury, at cost; and 2,216 shares in 2011 and 2,248 in 2010, respectively	(48,454)	(48,484)
Accumulated other comprehensive (loss) income	67	(162)

Total stockholders’ equity	134,535	127,104

Total liabilities and stockholders’ equity	$161,664	$161,625

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$27,326	$25,778	$53,351	$50,559
Cost of goods sold	12,178	11,182	23,740	22,161

Gross profit	15,148	14,596	29,611	28,398
Selling, general and administrative expenses	8,945	8,903	17,641	17,298

Income from operations	6,203	5,693	11,970	11,100
Interest expense, net	(54)	(82)	(128)	(183)
Other income, net	34	65	468	148

Income before provision for income taxes	6,183	5,676	12,310	11,065
Provision for income taxes	2,146	1,975	4,273	3,807

Net income	$4,037	$3,701	$8,037	$7,258

Basic earnings per share	$.50	$0.46	$1.00	$.91
Diluted earnings per share	$.50	$0.46	$1.00	$.90
Basic weighted average shares outstanding	8,012	7,971	8,011	7,978
Diluted weighted average shares outstanding	8,064	8,039	8,069	8,050

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$8,037	$7,258

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,114	2,132
Share based compensation expense	925	856
Deferred income taxes	43	—
Excess tax benefit from share exercises	(503)	(392)
Gain on private equity investment fund	(490)	—
Gain on sale of building	(360)	—
Changes in assets and liabilities:
Trade accounts receivable	(1,470)	(456)
Inventories	537	472
Other current assets	229	125
Other assets	173	374
Accounts payable and accrued liabilities	(981)	1,677

Total adjustments	217	4,788

Net cash flows from operating activities	8,254	12,046

Cash flows from investing activities:
Payments for acquisitions of intangible assets	(55)	—
Purchases of property, plant and equipment	(1,223)	(1,832)
Proceeds from sale of building	431	—
Proceeds from private equity investment	778	—

Net cash flows from investing activities	(69)	(1,832)

Cash flows from financing activities:
Payments on long-term debt	(16,582)	(33,038)
Borrowings on long-term debt	10,482	25,001
Payments of long-term secured borrowings	(34)	(245)
Excess tax benefit/ (deficit) from share exercises	503	392
Proceeds from stock options exercised	761	1,020
Purchase of treasury stock	(2,329)	(2,154)
Payment of cash dividends	(666)	(628)

Net cash flows from financing activities	(7,865)	(9,652)

Effect of exchange rate changes on cash and cash equivalents	39	(224)

Net change in cash and cash equivalents	359	338
Cash and cash equivalents, beginning of period	741	67

Cash and cash equivalents, end of period	$1,100	$405

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.” As of June 30, 2011 and December 31, 2010, the Company had $34 of unrecognized tax benefits. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued $18 of penalties and interest related to uncertain tax positions. For the six months ended June 30, 2011 and 2010, the Company did not record any interest and penalties.

The Company decreased the amount of unrecognized tax benefits during the six months ended June 30, 2010 by approximately $46, due to a change in measurement of uncertain tax position recognized in a prior year.

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

The Company and its subsidiaries are subject to domestic, federal, and state income taxes as well as foreign income taxes. With certain exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years prior to 2006.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable. For the three months ended June 30, 2011 and 2010, interest income totaled $11 and $40, and $24 and $75 for the six months ended June 30, 2011 and 2010 respectively. For the three months ended June 30, 2011 and 2010, interest expense totaled $65 and $122, and $152 and $258, for the six months ended June 30, 2011 and 2010, respectively.

Other Income, net

Other income, net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

The Company recognized other income of approximately $440 during the first quarter of 2011 and $53 during the second quarter of 2011 from the sale of a portfolio company of its private equity investment.

Supplemental Cash Flow Information

Cash flows from operating activities include $2,960 and $3,397 for the payment of federal, state, and foreign income taxes and $108 and $152 for the payment of interest or loan charges for the six months ended June 30, 2011 and 2010, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter. Translation adjustments are recorded in accumulated other comprehensive income (loss). Net currency transaction gains included in other income, net were $1 and $66 for the three months ended June 30, 2011 and 2010, respectively, and $1 and $126 for the six months ended June 30, 2011 and 2010, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

3.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At June 30, 2011, the Company has an unfunded capital commitment of up to $300. As of June 30, 2011, the total capital commitment paid by the Company was $1,950. The Company accounts for its investment using the cost method.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portion of its private equity investment, which reduced the carrying value of the investment by $260 to $1,411. Additionally, the Company recognized other income of approximately $53 during the second quarter of 2011 from an additional sale of a portion of its private equity investment, which reduced the carrying value by $25 to $1,386.

The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance.

4.	NOTES RECEIVABLE:

The Company offers various financing options to its X-ray equipment customers, including notes payable to the Company. The X-ray equipment is used to secure the notes. The Company earned $0 and $22 of financing revenue from sales of equipment for the three and six months ended June 30, 2011. The Company earned $20 and $20 during the three and six months ended June 30, 2010. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008, the Company transferred a majority of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company subsequently transferred $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of June 30, 2011, the residual amount of notes receivable transferred to a third party was $350, of which $295 is classified as a short-term notes receivable and $55 as a long-term notes receivable. A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $9, on the Company’s balance sheet.

Notes receivable consist of the following:

	June 30, 2011	December 31, 2010

Notes receivable, short-term	$433	$593
Notes receivable, long-term	86	262

Total notes receivable	$519	$855

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5.	INVENTORIES:

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Finished products	$8,310	$9,374
Work in process	2,871	2,663
Raw materials and supplies	5,592	5,223

Total inventories	$16,773	$17,260

6.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30, 2011	December 31, 2010

Land	$3,411	$3,449
Buildings and improvements	22,547	22,720
Machinery and equipment	28,864	28,055
Equipment rented to others	3,735	4,510
Construction in progress	1,465	1,476

	$60,022	$60,210

Accumulated depreciation	(27,412)	(27,048)

Total property, plant and equipment, net	$32,610	$33,162

7.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2010	$80,289
Foreign currency translation	89

Balance at June 30, 2011	$80,378

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$548	$2,396
Core technology	739	251	488
Trademarks	50	2	48
Patents	2,270	1,406	864
Product formulas	430	108	322
Customer relationships	813	584	229
Non-compete agreements	519	390	129
Supplier relationships	399	399	—

Total	$8,164	$3,688	$4,476

Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$3,688	$11,333

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$448	$2,496
Core technology	739	229	510
Patents	2,265	1,301	964
Product formulas	430	103	327
Customer relationships	813	549	264
Non-compete agreements	519	371	148
Supplier relationships	399	386	13

Total	$8,109	$3,387	$4,722

Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$14,966	$3,387	$11,579

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, certain trademarks, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended June 30, 2011 and 2010 was $131 and $150, respectively, and $277 and $300 for the six months ended June 30, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/11	$541
For the year ending 12/31/12	$476
For the year ending 12/31/13	$476
For the year ending 12/31/14	$402
For the year ending 12/31/15	$286

8.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On May 21, 2009, the Company renewed its credit facility. The credit facility reduced the aggregate commitment from $75,000 to $60,000 and expires in July 2012. The Company has $60,000 available under the line of credit at June 30, 2011. Borrowings under the arrangement bear interest at rates ranging from LIBOR + 2.00% to LIBOR + 2.50% or Prime + .50% to Prime + 1.00%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from .25% to .50% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2011 and December 31, 2010, the Company was in compliance with these covenants.

Long-term debt was as follows:

	June 30, 2011	December 31, 2010
Revolving credit facility due 2012 with a weighted-average interest rate of 0% and 2.65% at June 30, 2011 and December 31, 2010, respectively	$—	$6,100
Less - current portion	—	—

	$—	$6,100

On July 22, 2011, the Company entered into a new Credit Agreement with J.P. Morgan Chase to replace the existing agreement with Bank of America. The new five-year Agreement provides for an unsecured revolving credit facility with an aggregate commitment of $70,000.

9.	SHARE-BASED COMPENSATION:

The Company adopted the 1997 Stock Option Plan (the “1997 Plan”) in November 1997 and amended the Plan in 1999 and 2001. A total of 1,725 shares of Common Stock were reserved for issuance under this plan which is administered by the compensation committee of the Board of Directors (“Compensation Committee”). The Company adopted the 2006 Long-Term Incentive Plan (“the 2006 Plan”) effective in May 2006. The 2006 Plan is intended to be a successor to the 1997 Plan. A total of 700 shares were authorized for grant under the 2006 Plan. Awards under the 2006 Plan may be stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity awards.

Any employee of the Company or its affiliates, any consultant whom the Compensation Committee determines is significantly responsible for the Company’s success and future growth and profitability, and any member of the Board of Directors, may be eligible to receive awards under the 2006 Plan. The purpose of the 2006 Plan is to: (a) attract and retain highly competent persons as employees, directors, and consultants of the Company; (b) provide additional incentives to such employees, directors, and consultants by aligning their interests with those of the Company’s shareholders; and (c) promote the success of the Company. The Compensation Committee establishes vesting schedules for each option issued under the Plan. Under the 1997 Plan, outstanding options generally vested over a period of up to four years while non-vested equity shares vested over five years. Under the 2006 Plan, outstanding options generally vest over a period of up to three years while non-vested equity shares vest over one, two, three, four and five year periods. All outstanding options expire ten years from the date of grant under the 1997 Plan and five years from the date of grant under the 2006 Plan.

Stock Options

During the three months ended June 30, 2011 and 2010, the Company recorded pre-tax compensation expense of $0 and $13 related to the Company’s stock option shares, and $6 and $50 for the six months ended June 30, 2011 and 2010, respectively. The total aggregate intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $168 and $751, respectively, and $404 and $953 for the six months ended June 30, 2011, and 2010, respectively.

Payments received upon the exercise of stock options for the three months ended June 30, 2011 and 2010 totaled $302 and $808, respectively, and $761 and $1,020 for the six months ended June 30, 2011, and 2010. The related excess tax benefit realized related to these exercises was $143 and $270 for the three months ended, June 30, 2011 and 2010, and $503 and $392 for the six months ended June 30, 2011 and 2010, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three or six months ended June 30, 2011 or 2010.

The following table summarizes stock option activity for the six months ended June 30, 2011:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	577	$28.08
Granted	—	—
Exercised	(54)	$14.15
Forfeited or expired	—	—

Outstanding at June 30, 2011	523	$29.51	2.41	$1,661

Exercisable at June 30, 2011	523	$29.51	2.41	$1,661

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Companies’ closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $472 and $402, during the three months ended June 30, 2011 and 2010, respectively, and $919 and $806 during the six months ended June 30, 2011 and 2010, respectively, related to the Company’s non-vested equity shares. As of June 30, 2011, there was approximately $3,564 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 1.59 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2011:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2011	193	$21.62
Granted	56	30.31
Vested	(71)	23.07
Forfeited	—	—

Non-vested equity shares, June 30, 2011	178	$23.75

10.	Comprehensive Income:

Comprehensive income for the three and six months ended June 30, 2011 and 2010 was computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$4,037	$3,701	$8,037	$7,258
Foreign currency translation adjustments, net of tax	49	(266)	229	(501)

Comprehensive income	$4,086	$3,435	$8,266	$6,757

11.	RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder. On February 25, 2010, the Company increased his annual salary from $50 to $100 which was effective January 1, 2010. This increase was offset by the termination of the consulting agreement between Mr. Richmond and the Company effective until December 31, 2009, which had paid him $50 each year. The Company paid him $25 during the three months ended June 30, 2011 and $50 for the six months ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Net income	$4,037	$3,701	$8,037	$7,258
Weighted average shares outstanding for basic earnings per share	8,012	7,971	8,011	7,978
Dilutive effect of stock options	52	68	58	72
Weighted average shares outstanding for diluted earnings per share	8,064	8,039	8,069	8,050
Basic earnings per share	$.50	$0.46	$1.00	$0.91
Diluted earnings per share	$.50	$0.46	$1.00	$0.90

13.	COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers. Certain banks require the Company to provide recourse to finance X-ray equipment for new dentists and other customers with credit histories that are not consistent with the banks’ lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of June 30, 2011 and December 31, 2010, no equipment financed with various lenders were subject to recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries, from time to time, are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $344 and $284 at June 30, 2011 and 2010, respectively. The following is a roll forward of the Company’s warranty accrual:

	Six Months Ended June 30,
	2011	2010

Balance, December 31	$293	$292
Accruals for warranties issued during the period	192	87
Warranty settlements made during the period	(141)	(95)

Balance, June 30	$344	284

14.	SUBSEQUENT EVENTS:

On July 19, 2011, the Board declared a quarterly dividend of $0.04 per share, payable by the Company on September 15, 2011 to the holders of record on August 15, 2011.

Additionally, on July 19, 2011, the Board announced a share repurchase program authorizing the purchase of up to 500 shares, which will expire on July 31, 2012.

On July 22, 2011, the Company entered into a new Credit Agreement with J.P. Morgan Chase to replace the existing agreement with Bank of America. The new five-year Agreement provides for an unsecured revolving credit facility with an aggregate commitment of $70,000.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales

Net sales increased $1,548 or 6.0% to $27,326 in the second quarter of 2011 from $25,778 in the second quarter of 2010. The sales increase was driven by strong growth of our diagnostic product line as well as healthy gains from our consumables products in the second quarter. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. A weaker U.S. dollar positively impacted international sales by approximately $226 due to foreign currency exposure.

Gross Profit

Gross profit increased $552 or 3.8% to $15,148 in the second quarter of 2011 compared to $14,596 in the second quarter of 2010. The gross margin percentage of 55.4% in the second quarter of 2011 decreased from 56.6% in the second quarter of 2010. The increase in gross margin dollars was primarily the result of higher sales volume. The change in gross margin percentage is primarily attributable to the mix of products sold, and the impact of a successful free goods promotion in the 2011 period.

Selling, General, and Administrative Expenses

SG&A expenses slightly increased by $42 or 0.5% to $8,945 in the second quarter of 2011 compared to $8,903 in the second quarter of 2010. During the second quarter of 2011, SG&A was positively impacted by the gain from the sale of the Brownsville, Texas facility, which was offset by increased marketing spending. As a percentage of net sales, SG&A expenses decreased to 32.7% in the second quarter of 2011 compared to 34.5% in the second quarter of 2010, as sales grew faster than expenses.

Income from Operations

Income from operations increased $510 or 9.0% to $6,203 in the second quarter of 2011 compared to $5,693 in the second quarter of 2010. The change was a result of the factors described above.

Interest Expense, net

Interest expense, net decreased $28 to $54 in the second quarter of 2011 from $82 in the second quarter of 2010. The decrease was primarily attributable to lower borrowings throughout the quarter on the Company’s credit facility. As of June 30, 2011, all borrowings on the credit facility were extinguished.

Other Income, net

Other income, net decreased $31 to $34 in the second quarter of 2011, from $65 in the second quarter of 2010. The decrease was attributable to the foreign exchange impact on inventory purchases by the Company’s Irish subsidiary, which was offset by a gain from the sale of a portion of the Company’s private equity investment.

Provision for Income Taxes

Provision for income taxes increased $171 for the second quarter of 2011 to $2,146 from $1,975 in the second quarter of 2010 as a result of higher pre-tax income. The effective tax rate in the second quarter of 2011 was 34.7% versus 34.8% in the second quarter of 2010. The Company’s partial reinvestment of foreign earnings was partly offset by an overall state tax rate increase in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales

Net sales increased $2,792 or 5.5% to $53,351 in the first six months of 2011 from $50,559 in the first six months of 2010. Sales growth for the first six months was attributed to the strong increase in sales of diagnostic equipment and solid gains from our consumable products. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. A weaker U.S. dollar positively impacted international sales by approximately $216 due to foreign currency exposure.

Gross Profit

Gross profit increased $1,213 or 4.3% to $29,611 in the first six months of 2011 compared to $28,398 in the first six months of 2010. The gross margin percentage of 55.5% in the first six months of 2011 decreased from 56.2% in first six months of 2010. The increase in gross margin dollars was a result of higher sales volume, while the change in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses

SG&A expenses increased $343 or 2.0% to $17,641 in the first six months of 2011 from $17,298 in the first six months of 2010. 2011 SG&A was positively impacted by the gain from sale of the Brownsville, Texas facility, which was mainly offset by increases in marketing spending. As a percent of net sales, SG&A expenses were 33.1% in the first six months of 2011 compared to 34.2% in the first six months of 2010 due to sales increasing faster than expenses.

Income from Operations

Income from operations increased $870 or 7.8% to $11,970 in the first six months of 2011 compared to $11,100 in the first six months of 2010. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $55 to $128 in the first six months of 2011 from $183 in the first six months of 2010. The decrease was primarily attributable to reduced interest expense resulting from lower borrowings under the Company’s credit facility. The borrowings on the credit facility were extinguished as of June 30, 2011.

Other Income, net

Other income, net increased $320 to $468 in the first six months of 2011 from $148 in the first six months of 2010. The increase was primarily attributable to a gain from the sale of a portion of the Company’s private equity investment.

Provision for Income Taxes

Provision for income taxes increased $466 in the first six months of 2011 to $4,273 from $3,807 in the first six months of 2010 as a result of higher pre-tax income and a slight increase in the effective tax rate. The effective tax rate in the first six months of 2011 was 34.7% compared to 34.4% in the first six months of 2010. The Company’s partial reinvestment of foreign earnings was partly offset by an overall state tax rate increase in 2011. Additionally, a one-time tax benefit occurred in the first quarter of 2010, which resulted from a change in measurement of a prior period uncertain tax positions.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $8,254 and $12,046 for the first six months of 2011 and 2010, respectively. Operating cash flow decreased in 2011 when compared to 2010 primarily due to a decrease in accounts payable as a result of the timing of vendor payments and an increase in accounts receivable resulting from increased sales. The timing of collections did not adversely impact the aging of receivables. Net capital expenditures for property, plant and equipment were $1,223 and $1,832 for the six months of 2011 and 2010, respectively. Total cash flow benefited from an increase in net income, the sale of a building in Brownsville, Texas, as well as the sale of a portfolio company of the Company’s private equity investment fund.

The Company maintains a credit agreement with a borrowing capacity of $60,000, which expires in July 2012. Borrowings under the agreement bear interest at rates ranging from LIBOR + 2.0% to LIBOR + 2.5%, or Prime, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .25% to .5% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2011, the Company was in compliance with all of these covenants. During the six months ended June 30, 2011 the Company borrowed under the credit facility to finance investments in facilities and for working capital needs. At June 30, 2011 the Company had $0 in outstanding borrowings under this agreement and $60,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

On July 22, 2011, the Company entered into a new Credit Agreement with J.P. Morgan Chase to replace the existing agreement with Bank of America. The new five-year Agreement provides for an unsecured revolving credit facility with an aggregate commitment of $70,000.

Forward-Looking Statements

Investors are cautioned that this report as well as other reports and oral statements by Company officials may contain certain forward-looking statements as defined in the Private Securities Litigation and Reform Act of 1995. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” or similar expressions. These statements are not guaranties of future performance and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in the Company’s Annual Report on Form 10-K and other reports filed with the SEC.

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

A theoretical 100 basis point increase in interest rates would have resulted in approximately $18 and $72 of additional interest expense in the three month periods ended June 30, 2011 and 2010 and $31 and $100 for the six month periods ended June 30, 2011 and 2010, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $18 and $72 in the three month periods ended June 30, 2011 and 2010, and $31 and $100 for the six months ended June 30, 2011 and 2010, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the six months ended June 30, 2011, the Company sold less than 16% of its products outside of the United States. Of these foreign sales, 44% were denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
May 2011	13	$29.29	13	439
June 2011	30	27.59	30	409
Total Second Quarter 2011	43	28.15	43	409

(1)	On July 19, 2011, the Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. This program replaces an existing authorization that was set to expire July 31, 2011. This new authorization will expire July 31, 2012.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

/s/ Alfred E. Brennan, Jr.
Date	Alfred E. Brennan, Jr.
August 9, 2011	Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
Arthur L. Herbst, Jr.
President and Chief Financial Officer