Form 10-Q
period 2011-09-30
YOUNG INNOVATIONS INC
filed 2011-11-09
CIK 949874

Form 10-Q

YOUNG INNOVATIONS INC—YDNT

Filed: November 09, 2011 (period: September 30, 2011)

Quarterly report which provides a continuing view of a company’s financial position

10-Q—SEPTEMBER 30, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of the registrant’s Common Stock at October 31, 2011:

7,973,320 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,000	$741
Trade accounts receivable, net of allowance for doubtful accounts of $280 and $246 in 2011 and 2010, respectively	13,340	11,721
Inventories	17,598	17,260
Other current assets	4,805	4,861

Total current assets	39,743	34,583

Property, plant and equipment, net	32,726	33,162
Goodwill	80,300	80,289
Other intangible assets	11,260	11,579
Other assets	1,508	2,012

Total assets	$165,537	$161,625

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,236	$10,700

Total current liabilities	10,236	10,700

Long-term debt	—	6,100
Long-term secured borrowing	22	56
Deferred income taxes	17,484	17,417
Other noncurrent liabilities	240	248

Total liabilities	27,982	34,521

Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2011 and 2010	102	102
Additional paid-in capital	24,084	24,190
Retained earnings	162,607	151,458
Common Stock in treasury, at cost; 2,220 and 2,248 shares in 2011 and 2010, respectively	(49,090)	(48,484)
Accumulated other comprehensive loss	(148)	(162)

Total stockholders’ equity	137,555	127,104

Total liabilities and stockholders’ equity	$165,537	$161,625

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$26,197	$26,423	$79,548	$76,982
Cost of goods sold	11,585	11,841	35,325	34,003

Gross profit	14,612	14,582	44,223	42,979
Selling, general and administrative expenses	8,359	8,501	26,000	25,799

Income from operations	6,253	6,081	18,223	17,180
Interest expense, net	(49)	(81)	(177)	(263)
Other income (expense), net	100	(62)	568	86

Income before provision for income taxes	6,304	5,938	18,614	17,003
Provision for income taxes	2,204	2,019	6,476	5,826

Net income	$4,100	$3,919	$12,138	$11,177

Basic earnings per share	$0.51	$0.49	$1.51	$1.40
Diluted earnings per share	$0.51	$0.49	$1.51	$1.39
Basic weighted average shares outstanding	8,018	7,953	8,013	7,969
Diluted weighted average shares outstanding	8,041	8,013	8,065	8,038

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$12,138	$11,177

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	3,054	3,177
Share based compensation expense	1,389	1,297
Deferred income taxes	67	—
Excess tax benefit from share exercises	(963)	(405)
Gain on private equity investment fund	(493)	—
Gain on sale of building	(360)	—
Changes in assets and liabilities:
Trade accounts receivable	(1,613)	(2,095)
Inventories	(336)	(1,130)
Other current assets	64	197
Other assets	216	504
Accounts payable and accrued liabilities	440	2,707

Total adjustments	1,465	4,252

Net cash flows from operating activities	13,603	15,429

Cash flows from investing activities:
Payments for acquisitions of business and intangible assets	(55)	—
Purchases of property, plant and equipment	(2,301)	(2,590)
Proceeds from sale of building	431	—
Proceeds from private equity investment	778	—

Net cash flows from investing activities	(1,147)	(2,590)

Cash flows from financing activities:
Payments on long-term debt	(16,582)	(41,675)
Borrowings on long-term debt	10,482	31,896
Payments on long-term secured borrowings	(34)	(384)
Excess tax benefit from share exercises	963	405
Proceeds from stock options exercised	2,230	1,055
Purchase of treasury stock	(5,263)	(2,642)
Payment of cash dividends	(987)	(939)

Net cash flows from financing activities	(9,191)	(12,284)

Effect of exchange rate changes on cash and cash equivalents	(6)	(283)
Net change in cash and cash equivalents	3,259	272
Cash and cash equivalents, beginning of period	741	67

Cash and cash equivalents, end of period	$4,000	$339

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.” The Company had $37 and $34 of unrecognized tax benefits for the periods ending September 30, 2011 and December 31, 2010, respectively. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of September 30, 2011 and December 31, 2010 the Company had accrued $21 and $18, respectively, of penalties and interest related to uncertain tax positions.

The Company decreased the amount of unrecognized tax benefits during the nine months ended September 30, 2010 by approximately $58, due to a change in measurement of uncertain tax position recognized in a prior year.

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

The Company and its subsidiaries are subject to domestic federal and state income taxes as well as foreign income taxes. With certain exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years prior to 2007.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable. For the three months ended September 30, 2011 and 2010, interest income totaled $9 and $24, respectively, and $32 and $100 for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, interest expense totaled $58 and $105, respectively, and $209 and $363 for the nine months ended September 30, 2011 and 2010, respectively.

Other Income (Expense), net

Other income (expense), net includes foreign currency transaction gain/loss and other miscellaneous income, all of which are not directly related to the Company’s primary business.

For the three months ended September 30, 2011, the Company realized approximately $52 of other income related to its private equity investment, and $545 for the nine months ended September 30, 2011.

Supplemental Cash Flow Information

Cash flows from operating activities include $4,240 and $4,700 for the payment of federal and state income taxes and $158 and $219 for the payment of interest or loan charges for the nine months ended September 30, 2011 and 2010, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter. Translation adjustments are recorded in accumulated other comprehensive income (loss). Net currency transaction gains (losses) included in other income, net were $21 and $(62) for the three months ended September 30, 2011 and 2010, respectively and $(16) and $64 for the nine months ended September 30, 2011 and 2010, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation.

3. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At September 30, 2011, the Company has an unfunded capital commitment of up to $300. As of September 30, 2011, the total capital commitment paid by the Company was $1,950. The Company accounts for its investment using the cost method.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portion of its private equity investment, which reduced the carrying value of the investment by $260 to $1,411. Additionally, the Company recognized other income of approximately $53 during the second quarter of 2011 from an additional sale of a portion of its private equity investment, which reduced the carrying value by $25 to $1,386. The Company recognized other income of approximately $52 during the third quarter of 2011, related to a distribution of cash, which did not affect the carrying value.

The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance.

4. NOTES RECEIVABLE:

The Company offers various financing options to its X-ray equipment customers, including notes payable to the Company. The X-ray equipment is used to secure the notes. The Company earned $11 and $33 of financing revenue from sales of equipment for the three and nine months ended September 30, 2011. The Company earned $17 and $38 during the three and nine months ended September 30, 2010. These transactions are recorded as a sale upon the transfer of title to the purchaser, which generally occurs at the time of shipment, at an amount equal to the sales price of non-financed sales. Interest on these notes was accrued as earned and recorded as interest income.

On January 16, 2008 the Company transferred a portion of its X-ray equipment loans to a third party for a cash payment of $3,519. The Company subsequently transferred an additional $4,154 of the notes receivable portfolio for a purchase price of $4,140. Of the purchase price, $621 is subject to a recourse holdback pool that has been established with respect to the limited recourse the third party has on the loans. On May 5, 2008, the Company transferred additional X-ray equipment loans to a third party for a cash payment of $235. There was an additional $42 subject to a recourse holdback pool. As the transactions do not qualify as sales of assets under ASC Topic 860 “Transfers and Servicing” the transactions have been treated as financing and the loans remain on the Company’s balance sheet. As the third party receives payments on the transferred notes, the Company reduces the corresponding notes receivable and secured borrowing balances. As of September 30, 2011, the residual amount of notes receivable transferred to a third party was $241, of which $226 is classified as a short-term notes receivable and $15 as a long-term notes receivable. A corresponding long-term and short-term liability has been recorded, net of the recourse holdback pool of $0, on the Company’s balance sheet.

Notes receivable consist of the following:

	September 30, 2011	December 31, 2010
Notes receivable, short-term	$377	$593
Notes receivable, long-term	41	262

Total notes receivable	$418	$855

Notes receivable are included in other current assets and other assets in the accompanying condensed consolidated balance sheets.

5. INVENTORIES:

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Finished products	$9,798	$9,374
Work in process	2,872	2,663
Raw materials and supplies	4,928	5,223

Total inventories	$17,598	$17,260

6. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
Land	$3,411	$3,449
Buildings and improvements	22,693	22,720
Machinery and equipment	30,081	28,055
Equipment rented to others	3,396	4,510
Construction in progress	1,137	1,476

	$60,717	$60,210

Accumulated depreciation	(27,992)	(27,048)

Total property, plant and equipment, net	$32,726	$33,162

7. GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2010	$80,289
Foreign currency translation	11

Balance at September 30, 2011	$80,300

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$542	$2,402
Core technology	739	263	476
Trademarks	50	3	47
Patents	2,270	1,441	829
Product formulas	430	111	319
Customer relationships	813	602	211
Non-compete agreements	519	400	119
Supplier relationships	399	399	0

Total	$8,164	$3,761	$4,403
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$3,761	$11,260

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$448	$2,496
Core technology	739	229	510
Patents	2,265	1,301	964
Product formulas	430	103	327
Customer relationships	813	549	264
Non-compete agreements	519	371	148
Supplier relationships	399	386	13

Total	$8,109	$3,387	$4,722
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$14,966	$3,387	$11,579

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, certain trademarks, licensing agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended September 30, 2011 and 2010 was $125 and $143, respectively, and $402 and $444 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/11	$541
For the year ending 12/31/12	476
For the year ending 12/31/13	476
For the year ending 12/31/14	402
For the year ending 12/31/15	286

8. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

On July 22, 2011, the Company entered into a new credit facility. The new credit facility increased the aggregate commitment from $60,000 to $70,000; this agreement expires in July 2016. The Company has $70,000 available under the line of credit at September 30, 2011. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +2.00% to LIBOR +2.50% or Prime +0.50% to Prime +1.00% and commitment fees from 0.25% to 0.50% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2011, the Company was in compliance with these covenants.

Long-term debt was as follows:

	September 30, 2011	December 31, 2010
Revolving credit facility due 2016 with a weighted-average interest rate of 0% and 2.65% at September 30, 2011 and December 31, 2010, respectively	$—	$6,100
Less—current portion	—	—

	$—	$6,100

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

Stock Options

During the three months ended September 30, 2011 and 2010, the Company recorded pre-tax compensation expense of $0 and $14 related to the Company’s stock option shares, and $6 and $64 for the nine months ended September 30, 2011 and 2010, respectively. The total aggregate intrinsic value of options exercised during the three months ended September 30, 2011 and 2010 was $829 and $36, respectively, and $1,233 and $989 for the nine months ended September 30, 2011 and 2010, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2011 and 2010 totaled $1,469 and $35, respectively, and $2,230 and $1,055 for the nine months ended September 30, 2011 and 2010, respectively. The related excess tax benefit realized related to these exercises was $460 and $13 for the three months ended September 30, 2011 and 2010, respectively, and $963 and $405 for the nine months ended September 30, 2011 and 2010, respectively. The Company issues shares from treasury upon share option exercises.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock options granted during the three or the nine months ended September 30, 2011 or 2010.

The following table summarizes stock option activity for the nine months ended September 30, 2011:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	577	$28.08
Granted	—	$—
Exercised	(159)	$14.07
Forfeited or expired	—	$—

Outstanding at September 30, 2011	418	$33.39	2.70	$130

Exercisable at September 30, 2011	418	$33.39	2.70	$130

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair market value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $463 and $412 for the three months ended September 30, 2011 and 2010, respectively, and $1,383 and $1,233 for the nine months ended September 30, 2011 and 2010, respectively related to the Company’s non-vested equity shares. As of September 30, 2011, there was approximately $3,083 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.83 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2011:

	0000000000	0000000000
	Shares(000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2011	193	$21.62
Granted	56	$30.31
Vested	(71)	$23.07
Forfeited	—	$—

Non-vested equity shares, September 30, 2011	178	$23.75

10. COMPREHENSIVE INCOME:

Comprehensive income for the three and nine months ended September 30, 2011 and 2010 was computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$4,100	$3,919	$12,138	$11,177
Foreign currency translation adjustments, net of tax	(215)	271	14	(230)

Comprehensive income	$3,885	$4,190	$12,152	$10,947

11. RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder. On February 25, 2010, the Company increased his annual salary from $50 to $100 which was effective January 1, 2010. This increase was offset by the termination of the consulting agreement between Mr. Richmond and the Company effective December 31, 2009, which had paid him $50 each year. The Company paid him $25 during the three months ended September 30, 2011 and $75 for the nine months ended September 30, 2011.

12. EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net income	$4,100	$3,919	$12,138	$11,177
Weighted average shares outstanding for basic earnings per share	8,018	7,953	8,013	7,969
Dilutive effect of stock options and restricted stock	23	60	52	69
Weighted average shares outstanding for diluted earnings per share	8,041	8,013	8,065	8,038
Basic earnings per share	$0.51	$0.49	$1.51	$1.40
Diluted earnings per share	$0.51	$0.49	$1.51	$1.39

13. COMMITMENTS AND CONTINGENCIES:

In certain circumstances, the Company provides recourse for loans on equipment purchased by customers. Certain banks require the Company to provide recourse to finance equipment for new dentists and other customers with credit histories that are not consistent with the banks’ lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of September 30, 2011 and December 31, 2010, no equipment financed with various lenders was subject to recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $344 and $293 at September 30, 2011 and 2010, respectively. The following is a roll forward of the Company’s warranty accrual:

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Balance, beginning of period	$293	$292
Accruals for warranties issued during the year	237	158
Warranty settlements made during the year	(186)	(157)

Balance, end of period	$344	$293

14. SUBSEQUENT EVENTS:

On October 18, 2011 the Board of Directors declared a quarterly dividend of $0.04 per share and a special dividend of $1.00 per share, both of which are payable December 15, 2011 to shareholders of record on November 15, 2011.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales

Net sales decreased $226 or 0.9% to $26,197 in the third quarter of 2011 from $26,423 in the third quarter of 2010. The demand for consumable products was negatively affected by the ongoing weak economy, as well as the timing of orders for certain products. In addition, we continued to experience a solid increase in demand for our diagnostic product line. Consumable product sales include preventive, infection control, endodontic, micro-applicator and home care product lines. A weaker U.S. dollar positively impacted international sales by approximately $136.

Gross Profit

Gross profit increased $30 or 0.2% to $14,612 in the third quarter of 2011 compared to $14,582 in the third quarter of 2010. Gross margin percentage increased to 55.8% in 2011 from 55.2% in 2010. The increase in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses

SG&A expenses decreased $142 or 1.7% to $8,359 in the third quarter of 2011 compared to $8,501 in the third quarter 2010 primarily due to lower personnel expenses. As a percentage of net sales, SG&A expenses decreased modestly to 31.9% in the third quarter of 2011 compared to 32.2% in the third quarter of 2010.

Income from Operations

Income from operations increased $172 or 2.8% to $6,253 in the third quarter of 2011 compared to $6,081 in the third quarter of 2010. The change was a result of the factors explained above.

Interest Expense, net

Interest expense, net decreased $32 to $49 in the third quarter of 2011 from $81 in the third quarter of 2010. The decrease was primarily attributable to lower interest rates and no borrowings on the Company’s credit facility.

Other (Expense) Income, net

Other (expense) income, net increased $162 to $100 in the third quarter of 2011 from ($62) in the third quarter of 2010. This increase was primarily attributable to distributions received from the Company’s investment in a private equity fund and foreign exchange transaction gains on inventory purchases by the Company’s Irish subsidiary.

Provision for Income Taxes

Provision for income taxes increased $185 for the third quarter of 2011 to $2,204 from $2,019 in the third quarter of 2010 as a result of higher pre-tax income and an increase in the effective tax rate. The effective tax rate in the third quarter of 2011 was 34.96% versus 34.00% in the third quarter of 2010. The Company’s partial reinvestment of foreign earnings was partly offset by an overall state tax rate increase in 2011. Additionally, the effective tax rate in the third quarter of 2010 reflected a benefit related to a change in measurement of a prior period uncertain tax position.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales

Net sales increased $2,566 or 3.3% to $79,548 in the first nine months of 2011 from $76,982 in the first nine months of 2010. Sales growth for the first nine months was attributed to a strong increase in the sales of diagnostic equipment and solid performance from our consumable products. Consumable product sales include preventive, infection control, endodontic, micro-applicators and home care product lines. A weaker U.S. dollar positively impacted international sales by approximately $352.

Gross Profit

Gross profit increased $1,244 or 2.9% to $44,223 in the first nine months of 2011 compared to $42,979 in the first nine months of 2010. Gross margin slightly decreased to 55.6% of net sales in the first nine months of 2011 compared to 55.8% in the first nine months of 2010. The increase in gross margin dollars is a result of higher sales volume, while the change in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses

SG&A expenses increased $201 or 0.8% to $26,000 in the first nine months of 2011 from $25,799 in the first nine months of 2010. SG&A was positively impacted by the gain from the sale of the Brownsville, Texas facility, which was mainly offset by increased sales and marketing expenses. As a percent of net sales, SG&A expenses decreased to 32.7% in the first nine months of 2011 compared to 33.5% in the first nine months of 2010 due to sales increasing faster than expenses.

Income from Operations

Income from operations increased $1,043 or 6.1% to $18,223 in the first nine months of 2011 compared to $17,180 in the first nine months of 2010. The change was a result of the factors explained above.

Interest Expense, net

Interest expense, net decreased $86 to $177 in the first nine months of 2011 from $263 in the first nine months of 2010. The decrease was primarily attributable to reduced interest expense resulting from lower borrowings on the Company’s credit facility.

Other (Expense) Income, net

Other income, net was $568 in the first nine months of 2011 compared to $86 in the first nine months of 2010. This change was primarily attributable to gains from sales of portions of the Company’s investment in a private equity fund, in addition to a distribution received from the fund.

Provision for Income Taxes

Provision for income taxes increased $651 in the first nine months of 2011 to $6,476 from $5,826 in the first nine months of 2011 as a result of higher pre-tax income and a slight increase in the effective tax rate. The effective tax rate in the first nine months of 2011 was 34.80% compared to 34.26% in the first nine months of 2010. The Company’s partial reinvestment of foreign earnings was offset by an overall state tax rate increase in 2011. Additionally, the effective tax rate in 2010 reflected a benefit related to a change in measurement of a prior period uncertain tax position.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $13,603 and $15,429 for the first nine months of 2011 and 2010, respectively. Net capital expenditures for property, plant and equipment were $2,301 and $2,590 for the nine months of 2011 and 2010, respectively. Operating cash flow decreased in 2011 when compared to 2010 primarily due to a decrease in accounts payable as a result of the timing of vendor payments.

The Company maintains a credit agreement with a borrowing capacity of $70,000, which expires in July 2016. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1.25% to LIBOR + 1.75%, or Prime + 0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .175% to .275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2011, the Company was in compliance with all of these covenants and had $0 in outstanding borrowings under this agreement with $70,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities that the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $0 and $51 of additional interest expense in the three months ended September 30, 2011 and 2010, respectively, and $31 and $91 in the nine months ended September 30, 2011 and 2010, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $0 and $51 in the three months ended September 30, 2011 and 2010, respectively, and $31 and $91 in the nine months ended September 30, 2011 and 2010, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2011, the Company sold less than 16% of its products outside of the United States. Of these foreign sales, 44 % was denominated in Euros and 3% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2011	1	$28.43	1	499
August 2011	42	$28.50	42	457
September 2011	63	$27.29	63	394
Total Third Quarter 2011	106	$27.91	106	394

(1)	On July 19, 2011, the Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. This program replaces an existing authorization that was set to expire July 31, 2011. This new authorization will expire July 31, 2012.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

November 9, 2011	/s/ Alfred E. Brennan, Jr.
Alfred E. Brennan, Jr.
Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
Arthur L. Herbst, Jr.
President and Chief Financial Officer