Form 10-K
period 2011-12-31
YOUNG INNOVATIONS INC
filed 2012-03-15
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on The Nasdaq Global Select Market closing price as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $161 million. (For purposes of this calculation only, directors and executive officers have been deemed affiliates.)

Number of shares outstanding of the registrant’s Common Stock at February 29, 2012:

7,908,601 shares of Common Stock, $0.01 par value per share

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) are incorporated by reference into Part III of this Report.

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

The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including Canada, Europe, South America, Central America and the Pacific Rim. Sales outside the United States represented approximately 17% of the Company’s total net sales in 2011.

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

Products

The Company’s $106,230 in sales for 2011 was derived from the manufacture and distribution of the products described below. The Company offers many different products which fall within one of two general categories: consumables and diagnostics. Consumables consist of preventive, infection control, micro-applicators, home care and endodontic products. Diagnostics consist of X-ray machines and supplies. Revenue from consumables was approximately $92,700, $91,600 and $88,400 for 2011, 2010 and 2009, respectively. Revenue from diagnostics was approximately $13,500, $11,200 and $9,400 for 2011, 2010 and 2009, respectively.

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

Infection Control. The Company markets a broad line of infection control products to the dental practice. The Company’s products include:

•

Surface disinfectants. Surface disinfectants are used to clean and disinfect surfaces in the dental operatory, such as a dental chair or countertop that may be contaminated with bioburden (microorganisms). The Company offers products that are used to clean and disinfect these surfaces under the brand names Birex se and Opti-Cide 3. Birex se is a one step chemistry that is available in a concentrate or wipe form. Opti-Cide 3 is a ready-to-use broad spectrum disinfectant and is a fast acting formula available in liquid or wipe form.

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

•

Gloves and masks. The Company offers many types of gloves for dental professionals, including latex, nitrile, and vinyl. Some gloves come in powder and powder-free options. In addition, the Company offers a variety of flavored gloves, which are often used by pediatric dentists to help provide a more positive, enjoyable experience for their younger patients. Also, masks are used as a barrier by dental professionals.

•

Ultrasonic cleaning systems. The Company, under the Healthsonics and Purit brand names, manufactures and markets a line of ultrasonic cleaning systems primarily used to clean and disinfect dental hand instruments. The Company also sells a line of solutions and accessories that are used in connection with these systems.

•

Instrument disinfectants. The Company offers a full line of solutions designed for disinfecting dental instruments, including Multicide Ultra and Biozyme LT. Certain of these solutions may also be used with ultrasonic cleaners.

Micro-applicators. The Company manufactures a variety of disposable micro-applicators and bristle brush applicators, under the Microbrush brand name, as well as OEM (Original Equipment Manufacturer), designed specifically for fast application of minute amounts of material in areas of limited access. The products are used in dental procedures such as the application of tooth whitening products, sealants, disclosing products, orthodontic brackets, topical analgesics, bonding agents and other restorative materials.

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

Endodontic. The Company sells endodontic products under the Obtura and Spartan brand names. Endodontics is the part of dentistry associated with the treatment of tooth root, dental pulp and surrounding tissue. The most common therapy in endodontics is the root canal procedure, which involves removing the organic root canal tissue and then filling the empty canal with gutta percha, a rubber-like filling material. Endodontic procedures are performed by both general dentists and specialists (endodontists). The Company’s endodontic products include:

•

Obturation. The Obtura family of endodontic units is gun-type, heat-softened gutta percha delivery system. This unique dispensing unit allows the dentist to deliver a consistent flow of warm gutta percha directly into the canal, similar to extruding hot glue from a glue gun, facilitating the canal-filling procedure. Additionally, the Obtura system help practitioners effectively seal the canal, which is an important component of the root canal procedure.

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

Diagnostics:

The Company markets panoramic dental X-ray systems, supplies and services under the Panoramic brand name. This equipment provides the dental professional with a high-quality anatomical image of the entire oral-maxillofacial area. The Company’s diagnostic products include:

•

Digital Imaging. The Company offers a line of quality digital imaging products. The Encompass TM is a digital panoramic and cephalometric imaging system. The PC-4000 is an integrated digital panoramic imaging system. The 1000-DR is a cost-effective digital conversion kit in which a sensor is installed in-office on an existing Panoramic PC-1000 film-type X-ray machine. The Company also offers factory-retrofitted PC-1000/1000-DR digital systems. All factory-refurbished and factory-retrofitted systems are covered by a warranty program.

•

Film X-ray. The Company has adapted its legacy product line to meet the needs of a changing marketplace. With the PC-1000 film-type panoramic X-ray system as the core, customers can purchase a variety of configurations to meet their individual needs including factory-refurbished film machines and cephalometric attachments for the PC-1000.

•

Rental Program and Services. The Company continues to offer a program in which a dental practice can install and pay for a PC-1000 film type machine on a per image basis. As a result, the dentist can provide panoramic diagnostic services without incurring a significant capital outlay. In addition, once familiar with the benefits of panoramic X-ray, the dentist has the option to purchase the equipment at a depreciated price. This program generates an inventory of used equipment that is factory-refurbished then returned to the rental pool or sold to dentists looking for a reliable, low-priced panoramic X-ray system; this program incorporates both film and digital options.

The Company also offers service and repair on all its Panoramic X-ray systems through a nationwide network of independent technicians.

•	Supplies and Accessories. The Company offers its customers dental X-ray supplies, including bite guides, film, film cassettes and intensifying screens, processing chemicals, and darkroom supplies.

Sales and Marketing of Professional Products

The Company markets its preventive, micro-applicator and infection control products to dental professionals worldwide primarily through a network of non-exclusive relationships with dental product distributors. All major distributors of dental products in North America sell the Company’s products, including Henry Schein, Inc. and Patterson Companies, Inc., which accounted for 17.9% and 13.7%, respectively, of the Company’s sales in 2011. The Company sells product to Henry Schein Inc., Patterson Companies Inc. and its other distributors upon the receipt of purchase orders. In addition to selling through distributors in the U.S., the Company sells products directly to dental providers and dental hygiene schools, Veterans Administration healthcare facilities, and U.S. military bases.

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

Our commitment to internally-developed products requires an investment of resources. The Company incurred research and development costs which are expensed as incurred totaling $1,906, $840 and $797, for 2011, 2010 and 2009, respectively.

The Company seeks to acquire product lines to strengthen its market presence. During the first quarter of 2010, the Company acquired the rights to distribute a product line which expands our infection control offerings.

Manufacturing and Supply

The Company manufactures most of its products and product components other than certain infection control products, fluorides, children’s home care products, orthodontic kits and related supplies, and examination gloves.

Prophy Angles and Related Products. The Company manufactures prophy angles and related products in its Earth City, Missouri facility. The primary processes involved in manufacturing the Company’s prophy angles and related products include precision metal turning and milling, rubber molding, plastic injection molding, component parts assembly and finished goods packaging. In these processes, the Company uses a variety of computer numerically controlled (CNC) machining centers, injection molding machines and robotic assembly machines, and continues to invest in new and more efficient equipment and production lines.

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

Infection Control Products. The Company manufactures and packages a variety of infection control products, sterilants and cleaners, at the Earth City, Missouri facility. Additionally, certain of the Company’s infection control products, including liquid surface disinfectants and wipes, gloves, and masks, are sourced from domestic and international manufacturers.

Diagnostic Equipment. Diagnostic equipment is primarily manufactured and assembled at the Company’s facility in Ft. Wayne, Indiana. Additionally, the Company also sources some diagnostic equipment and sensors for its digital diagnostic equipment from international suppliers. The Company manufactures its own diagnostic generators, a critical system component for most of its diagnostic equipment.

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

Supply. The Company purchases a wide variety of raw materials, including bar steel, brass, rubber and plastic resins from numerous suppliers. The majority of the Company's purchases are commodities readily available at competitive prices. As described above, the Company also purchases certain additional products from other manufacturers for resale. The Company purchases its raw materials and other supplies and products through purchase orders and has entered into supply agreements with certain suppliers.

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

FDA Regulation

The Company’s products are subject to regulation by, among other governmental entities, the U.S. Food and Drug Administration (“FDA”). To the extent the products are marketed abroad, they are also subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements and penalties for non-compliance are more stringent than those applicable in the United States. They also vary from country to country.

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

Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA)

Certain of our infection control products are classified as pesticides and are subject to regulation by the United States Environmental Protection Agency (EPA) under FIFRA, and by various state agencies under the laws of those states. Generally, under FIFRA and state law, no one may sell or distribute a pesticide unless it is registered with the EPA and each state in which the product is sold. Registrations must be renewed annually. Registration includes approval by the EPA of the product’s label, including its claims and directions for use, which must be supported by data. EPA or states may at any time require additional testing to determine whether a pesticide could cause adverse effects on the environment, including people, and whether it is efficacious. The pesticide laws also require registrants to report adverse effects associated with their products to the EPA and the corresponding state agency and impose certain recordkeeping and reporting requirements. Failure to pay annual registration fees or to provide necessary testing data, or new information regarding adverse effects of product, as well as other conduct, could result in fines and/or the suspension or cancellation of a pesticide registration. The Company’s facilities are subject to periodic inspection by the EPA, as well as state and local agencies. Failure to satisfy EPA requirements can result in EPA enforcement actions, including stop sale, use or removal orders, fines and civil penalties and/or criminal or civil proceedings. The Company is also subject to state and local enforcement action and/or penalties, which may be greater than those imposed by FIFRA. To the extent the products are manufactured or marketed abroad, they may also be subject to government regulation in the various foreign countries in which the products are produced or sold. Some of these regulatory requirements and penalties for noncompliance may be more stringent than those applicable in the United States. They also vary from country to country.

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

Other

During the third quarter of 2011, the Company entered into a new credit facility agreement. The new credit facility increased the aggregate commitment from $60,000 to $70,000 and expires July 2016. As of December 31, 2011, the Company had $650 in outstanding borrowings under this agreement and $69,350 available for borrowing. The Company expects to fund working capital requirements from a combination of available cash balances and internally generated funds, and from the borrowing arrangement mentioned above.

Some seasonality exists in the business driven by timing of price increases, rebate incentives, tax incentives, and holiday buying patterns and promotions.

Employees

As of December 31, 2011, the Company employed 371 people, none of whom were covered by collective bargaining agreements. The Company believes its relations with its employees are good.

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

Name	Age	Position	Principal Occupation During Past 5 Years
Alfred E. Brennan	59	Chairman of the Board, Chief Executive Officer and Director	Chairman of the Board since October 2008 and Vice Chairman from July 2004 to October 2008, Chief Executive Officer since January 2002, President from July 1998 to July 2004, Chief Operating Officer from October 1997 until May 2002 and Director of the Company since August 1997.

George E. Richmond	78	Vice Chairman of the Board and Director	Vice Chairman of the Board since October 2008, Chairman of the Board from 1997 to October 2008, Chief Executive Officer from 1995 to 2002, Director of the Company since its organization in 1995, President of Young Dental Manufacturing Company (“Young Dental”) (predecessor to the Company) from 1961 until 1997.

Arthur L. Herbst, Jr.	48	President and Chief Financial Officer	President since July 2004, Chief Operating Officer from May 2002 until July 2004, Chief Financial Officer from February 1999 until July 2004 and since February 2008, and Director from November 1997 to July 2004.

Daniel J. Tarullo	52	Vice President	Vice President of Business Development since July 2004, Director of Business Development from September 2003 to July 2004.

Julia A. Carter	37	Vice President of Finance and Controller	Vice President of Finance since May 2008, Corporate Controller since 2005, Assistant Corporate Controller from May 2002 until 2005.

Joshua McKey	36	Vice President	Vice President since May 2010, General Manager of Young Dental from April 2007 until May 2010, Director of Operations of Young Dental from January 2006 until March 2007, Controller from November 2003 to December 2005.

Item 1A.	Risk Factors

Forward Looking Statements

This Annual Report (including, without limitation, Item 1 – "Business" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included herein are "forward-looking statements." Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements include statements which are predictive in nature, which depend upon or refer to future events or conditions and which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. These statements are not guaranties of future performance, and the Company makes no commitment to update or disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those disclosed in this Annual Report and other reports filed with the Securities and Exchange Commission.

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

In fiscal 2011, approximately 31.6% of our sales were made through two distributors. If either of these two distributors were to materially change the timing of their order patterns, our financial results in any given short-term period could be adversely affected. Additionally, the loss of either distributor as a customer, or a material change in our relationship with either distributor would have a material adverse effect on our results of operations and financial condition until we find an alternative means to distribute our products.

The strength of the dental market is impacted by general worldwide economic conditions.

Uncertain or negative economic conditions, along with higher unemployment, adversely affect the dental market in general. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

If we are unable to successfully manage growth, our results could be materially adversely affected.

The Company is committed to growth in part through acquisition as well as organically through the development of new products. Our commitment to growth will continue to place a significant strain on our management, administrative, operational, and financial resources. In order to address these concerns, the Company is focused on attracting and retaining key employees who possess outstanding talent for achieving short and long-term objectives. We will also have to continue to consolidate our operations and improve and upgrade operational, financial and accounting systems, controls and infrastructure as well as expand, train and manage our employees. Our failure to manage the future expansion of our business could have a material adverse effect on our revenues and profitability.

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

We are dependent on certain vendors and suppliers. We believe we have good relationships with and are generally able to obtain attractive pricing and other terms from our vendors and suppliers. However, if our raw material products, such as resin, were to increase in price significantly, the cost of manufacturing products would increase and our profitability may be impacted. Our product offering includes a multitude of products supplied by a number of suppliers. When possible, we attempt to have multiple sources for key materials and supplies. However, some items are single sourced. Although we believe there are alternative suppliers for the products we single source, if our vendors and suppliers were no longer able to or decided not to supply certain products, there could be delay in identifying and transitioning to alternative suppliers, as well as increased costs, any of which could adversely affect our business for a period of time. If we are unable to identify and secure reasonably priced alternative suppliers in a timely manner, or if we encounter delays or difficulty in obtaining raw materials or products from third-party suppliers, our business and results of operations could be adversely affected.

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

With respect to certain products we purchase, our ability to sell such products to our customers is dependent upon the supplier complying with all applicable laws and regulations. The failure of the Company and/or our suppliers to comply with existing or future laws and regulations could prevent the sale of certain products and have a material adverse effect on our operations. The costs of complying with these types of regulations and the delays in receiving required regulatory approvals or new laws, regulations, or regulatory requirements adverse to our business may force the Company to discontinue selling products, make expensive changes to be able to continue to market existing products, make it more expensive and possibly prohibitive to introduce new products, require the Company to recall products, increase our costs of regulatory compliance or hinder our growth. To the extent that we recall products, there can be no assurance that we will be able to timely and successfully reintroduce any products that may have been recalled into the market.

As part of the federal legislation to reform the U.S healthcare system, a 2.3 percent excise tax on medical devices is scheduled to be implemented in 2013 that will apply to U.S. sales of a majority of our medical device products. Accordingly, the Company is continuing to assess the financial impact of the new law on our business.

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

Our Company utilizes copyright, trademark and trade secret laws, licenses and confidentiality and non-disclosure agreements to protect our intellectual property and proprietary technology. There can be no assurance that the steps taken to protect our intellectual property or proprietary technology will be adequate or enforceable to prevent misappropriation. In addition, the cost of prosecuting and defending such actions can be significant and could have a material adverse effect on our results.

We rely upon others to assist in the education and promotion of our products, and the loss of the participation of these individuals could adversely affect our net sales. Changes in the rules governing promotion of our products might likewise adversely affect our sales.

We work with various dental clinicians to educate the dental community on the features and benefits of our products. Some clinicians are a key component to our strategy for growing our sales. The inability or unwillingness of one or more of these clinicians to continue to assist us could negatively impact the sales of certain significant products. If new laws are enacted or new regulations promulgated that restrict promotional communications about our products, this may likewise adversely affect our sales.

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

Our international operations could expose the Company to intrinsic risks that have the potential to affect our business.

Uncertainties in our international operations could adversely affect our business, results of operations and financial condition. These risks include, among other items, fluctuations in currency exchange rates, longer customer payment cycles, regulatory requirements, import or export requirements, repatriation of cash from our foreign operations, and economic and political instability.

Our reliance on information systems could adversely affect the continued operations of the Company.

We rely on information systems in our business to process and manage data to help us: facilitate the purchase and distribution of our inventory items; receive, process, and ship orders; manage the accurate billing of customers; and process payments to suppliers. There can be no assurances that we can prevent breakdowns or breaches within our system that could ultimately have a significant adverse effect on the business operations and financial condition of the Company. As we upgrade and evolve our computer systems and software, we may also encounter issues that could have an adverse effect on the overall business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s principal facilities are as follows:

Description	Square Feet	Location	Owned/Leased
Corporate Headquarters and Manufacturing	113,000	Earth City, Missouri	Owned
Office and Manufacturing	48,200	Fort Wayne, Indiana	Owned
Office, Distribution and Manufacturing	95,000	Algonquin, Illinois	Owned
Office and Distribution	33,000	Corona, California	Owned
Office	6,500	Chicago, Illinois	Leased, expires July 2014
Office and Manufacturing	40,400	Grafton, Wisconsin	Leased, expires July 2013
Office and Manufacturing	29,700	Dungarvan, Ireland	Owned

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

Item 4. Mine Safety Disclosures.

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

	Market Price		Cash Dividends Declared
Quarter	High	Low
2010
First	$29.17	$22.12	$0.04

Second	$28.94	$23.17	$0.04

Third	$28.98	$24.47	$0.04

Fourth	$32.82	$27.01	$1.04

2011
First	$32.79	$29.22	$0.04

Second	$31.82	$26.00	$0.04

Third	$29.87	$25.16	$0.04

Fourth	$30.57	$27.65	$1.04

On December 31, 2011, there were approximately 65 holders of record of the Company's Common Stock.

The Company has paid quarterly dividends on its Common Stock since the third quarter of 2003. In addition to the quarterly cash dividend of $.04 per share, the Company issued a special cash dividend of $1.00 per share in the fourth quarter of 2011 and 2010.

Payment of future cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the earnings and financial condition of the Company and any other factors deemed relevant by the Board of Directors, and will also be subject to any applicable restrictions contained in the Company's then existing credit arrangements.

Issuer Purchases of Equity Securities (in thousands, except per share data) (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 2011	26	$28.51	26	368
November 2011	72	$28.83	72	296
December 2011	44	$27.85	44	252
Total Fourth Quarter 2011	142	$27.76	142	252

(1)	On July 19, 2011, The Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. This program replaced an existing authorization that was set to expire July 31, 2011. The new authorization was set to expire July 31, 2012.
(2)	On February 6, 2012, the Board of Directors approved a share repurchase program to purchase up to 500 shares of common stock. The authorization will expire February 28, 2013 and replaces the current authorization, which was scheduled to expire on July 31, 2012.

Item 6. Selected Financial Data.

The following table presents selected financial data of the Company. This historical data should be read in conjunction with the Consolidated Financial Statements and the related notes thereto in Item 8, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. All amounts except per share data are expressed in thousands.

	Year Ended December 31
	2011	2010	2009	2008	2007
Income Statement Data:
Net sales	$106,230	$102,842	$97,737	$99,143	$97,402
Cost of goods sold	47,521	45,681	43,166	46,847	45,623

Gross profit	58,709	57,161	54,571	52,296	51,779
Selling, general and administrative expenses	34,349	34,141	33,033	32,543	31,019

Income from operations	24,360	23,020	21,538	19,753	20,760
Interest expense (income) and other, net	(810)	215	798	867	1,150

Income before provision for income taxes	25,170	22,805	20,740	18,886	19,610
Provision for income taxes	8,717	7,868	7,259	6,705	6,677

Net income	$16,453	$14,937	$13,481	$12,181	$12,933

Basic earnings per share	$2.06	$1.87	$1.71	$1.52	$1.46

Basic weighted average common shares outstanding	7,993	7,969	7,881	7,999	8,828
Diluted earnings per share	$2.05	$1.86	$1.69	$1.51	$1.44

Diluted weighted average common shares outstanding	8,033	8,037	7,966	8,069	8,982
Cash dividends declared per common share	$1.16	$1.16	$0.16	$0.16	$0.16

	As of December 31
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$25,853	$23,883	$22,752	$23,493	$25,491
Total assets	159,786	161,625	160,000	159,576	158,768
Long-term debt (including current maturities)	659	6,156	14,529	30,630	36,646
Stockholders' equity	130,253	127,104	120,865	106,277	103,338

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation (in thousands).

General

Young Innovations, Inc. and its subsidiaries (the “Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and patients. The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Wisconsin and Ireland.

The Company operates in one reporting segment, which is the development and manufacture of a broad line of products marketed to dental professionals. The Company markets its products primarily in the U.S. The Company also markets its products in several international markets, including: Canada, Europe, South America, Central America, and the Pacific Rim. Sales outside the United States represented approximately 17%, 18%, and 17% of the Company’s total net sales in 2011, 2010, and 2009, respectively.

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

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray equipment. The Company owns X-ray equipment rented on a month-to-month basis to customers.

Allowance for doubtful accounts – The Company has 39% of its December 31, 2011 accounts receivable balance with two large customers (see footnote 4 of the notes to consolidated financial statements set forth in Item 8) with the remaining balance comprised of amounts due from numerous customers, some of which are international. Accounts receivable balances are subject to credit risk. Management has reserved for expected credit losses, sales returns and allowances, and discounts based upon past experience, as well as knowledge of current customer information. The Company believes that its reserves are adequate. It is possible, however, that the accuracy of our estimation process could be impacted by unforeseen circumstances. The Company continuously reviews its reserve balance and refines the estimates to reflect any changes in circumstances.

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

Stock compensation – In accordance with ASC Topic 718, “Stock Compensation,” compensation cost is recognized within the financial statements at the grant date based on the award’s fair-value. Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including: volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period. The Company uses the Black-Scholes option pricing model. Compensation expense is also recognized for restricted stock using the fair market value of our Common Stock at the date of grant.

Assets Acquired and Liabilities Assumed in Business Combinations – The Company periodically acquires businesses. The Company accounts for business acquisitions under the provisions of ASC Topic 805, “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in the periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statements of income expressed as a percentage of net sales.

	Years Ended December 31
	2011	2010	2009
Net sales	100%	100.0%	100.0%
Cost of goods sold	44.7	44.4	44.2

Gross profit	55.3	55.6	55.8
Selling, general and administrative expenses	32.3	33.2	33.8

Income from operations	23.0	22.4	22.0
Interest expense (income) and other, net	(.7)	.2	.8

Income before provision for income taxes	23.7	22.2	21.2
Provision for income taxes	8.2	7.7	7.4

Net income	15.5%	14.5%	13.8%

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

Net Sales – Sales for the year ended December 31, 2011 were $106,230, up 3.3% from $102,842 in the prior year. Sales growth reflected solid demand for our consumable product offering throughout the year. Consumable products, which comprise approximately 87% of total annual sales and include preventative, infection control, endodontic, micro-applicator, and home care product lines, showed an increase of approximately 1.3%. Diagnostic product line sales increased approximately 19.9%, as we continued to experience strengthening demand during 2011. A weak U.S. Dollar positively impacted sales by $336 in 2011.

Gross Profit – Gross profit increased $1,548, or 2.7%, to $58,709 in 2011 compared to $57,161 in 2010. The gross margin percentage of 55.3% in 2011 changed slightly from 55.6% in 2010. The increase in gross margin dollars was a result of higher sales volume, while the slight decline in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General and Administrative Expenses (SG&A) – SG&A expenses increased $208, or ..6%, to $34,349 in 2011 from $34,141 in 2010, primarily attributable to higher marketing expenses, which include trade show expenses and advertising & promotional costs, which was in part offset by the gain from the sale of the Brownsville, Texas facility during the year. As a percentage of net sales, SG&A expenses decreased modestly to 32.3% in 2011 compared to 33.2% in 2010, primarily due to sales increasing faster than expenses.

Income from Operations – Income from operations increased 5.8% to $24,360 in 2011 from $23,020 in the prior year. The change was a result of factors explained above.

Interest Expense, net – Interest expense, net decreased to $236 in 2011 from $322 in 2010. The decrease was attributable to lower borrowings under the Company’s credit facility.

Other (Income) Expense, net – Other (Income) Expense, net is ($1,046) in 2011 versus ($107) in 2010. The change is primarily attributable to gains of $1,014 realized in 2011 resulting from the Company’s investment in a private equity fund.

Provision for Income Taxes – Provision for income taxes increased $849 in 2011 to $8,717 from $7,868, as a result of higher pre-tax income and an increase in the effective tax rate. The effective tax rate was 34.6% in 2011 compared to 34.5% in 2010. The 2011 rate was negatively impacted by an increase in certain state corporate tax rates. The impact of higher state taxes was reduced in part by the Company’s decision in 2011 to permanently invest a portion of its foreign subsidiary’s undistributed earnings. Additionally, the effective tax rate during 2010 reflected a benefit related to a change in measurement of a prior period uncertain tax position.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Net Sales – Sales for the year ended December 31, 2010 were $102,842, up 5.2% from $97,737 in the prior year. The sales increase was driven by strengthening demand for our diagnostic products as well as strong demand for our consumable products. Diagnostic product line sales increased approximately 20.1%, demonstrating a recovery from the 2009 decline which was largely due to the general economic downturn. Consumable products, which comprise approximately 90% of total annual sales and include preventative, infection control, endodontic, mico-applicator, and home care product lines, showed an increase of approximately 3.6%. A stronger U.S. Dollar negatively impacted sales by $257 in 2010.

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

Income from Operations – Income from operations increased 6.9% to $23,020 in 2010 from $21,538 in the prior year. The change was a result of factors explained above.

Interest Expense, net – Interest expense, net decreased to $322 in 2010 from $665 in 2009. The decrease was attributable to lower borrowings under the Company’s credit facility.

Other (Income) Expense, net – Other (Income) Expense, net is ($107) in 2010 versus $133 in 2009. The change is primarily attributable to foreign exchange transaction gains on inventory purchases.

Provision for Income Taxes – Provision for income taxes increased $609 in 2010 to $7,868 from $7,259, as a result of higher pre-tax income offset partially by a decrease in the effective tax rate. The effective tax rate was 34.5% in 2010 compared to 35.0% in 2009. The decrease in rates was primarily due to an increase in the allowance rates for the Section 199 manufacturing deduction. The rate was further positively impacted by a change in measurement of a prior period uncertain tax position.

Liquidity and Capital Resources

Sources of Cash

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $21,706, $22,025, and $22,480, in 2011, 2010 and 2009, respectively. Operating cash flow declined slightly in 2011 due to a decrease in accounts payable, as well as increases in accounts receivable as a result of increased sales. The timing of collections did not adversely impact the aging of receivables. These items were partially offset by an increase in net income and a decrease in inventory. The Company also received approximately $1,643 of cash from distributions from the Company’s private equity investment.

On July 22, 2011, the Company entered into a new credit facility. The new credit facility increased the aggregate commitment from $60,000 to $70,000; this agreement expires in July 2016. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +2.00% to LIBOR +2.50% or Prime +0.50% to Prime +1.00% and commitment fees from 0.25% to 0.50% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2011, the Company was in compliance with these covenants. During 2011, the Company borrowed under the credit facility to finance investments in facilities and for working capital needs. At December 31, 2011, the Company had $650 in outstanding borrowings under this agreement and $69,350 available for borrowing. The $650 borrowing was used, in part, to fund the $1.00 special dividend paid in December 2011. Management believes that through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

Uses of Cash

Consistent with historical spending, the Company’s uses of cash primarily relate to acquisition activity, capital expenditures, dividend distributions to shareholders, and stock repurchases. Specific significant uses of cash over the three years are as follows:

2011

During the year the Company invested $2,845 in property, plant and equipment. Significant capital expenditures were made to support facility improvements, as well as investments in new machinery and equipment.

The Company also repurchased 322 shares of its Common Stock for $9,348. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2011, and a special dividend of $1.00 per share was paid on December 15, 2011 as well, for a total dividend payment of $9,264.

2010

During the year the Company invested $3,230 in property, plant and equipment. Significant capital expenditures were made to support facility expansion and improvements, as well as investments in new machinery and equipment.

The Company also repurchased 108 shares of its Common Stock for $2,642. Quarterly dividends of $0.04 per share were paid March 15, June 15, September 15, and December 15, 2010 and a special dividend of $1.00 per share was paid on December 15, 2010 as well, for a total dividend payment of $9,235.

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

The Company also repurchased 19 shares of its Common Stock for $270. Quarterly dividends of $0.04 per share were paid March 12, June 11, September 14, and December 14, 2009, for a total dividend payment of $1,256.

	Payments due by period
Contractual Obligations	Total	Less than 1 Year		1-3 years	4-5 years		Beyond 5 years
Operating leases (including buildings)	$871		$453	$418		$—		$—
Long-term debt	$650		$—	$—		$650		$—
Long term secured borrowings	$9	$		$9	$		$
Liability for uncertain tax positions	$37		$37	$—		$—		$—

Total	$1,567		$490	$427		$650		$—

As of December 31, 2011 and 2010, there were no relationships with any other unconsolidated entities, financial partnerships, structured finance entities, or special purpose entities that were established for the purpose of facilitating off-balance-sheet arrangements or for other contractually narrow or limited purposes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (amounts in thousands).

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. Based on the Company’s average debt balance, a theoretical 100-basis-point increase in interest rates would have resulted in approximately $34, $100, and $211 of additional interest expense in the years ended December 31, 2011, 2010 and 2009, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. The Company sells approximately 17% of its products outside the United States. Of these foreign sales, 7% are denominated in Euros and the remainder are denominated in U.S. dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

The Company does not use derivatives to manage its interest rate or foreign exchange rate risks.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Young Innovations, Inc.

We have audited the accompanying consolidated balance sheets of Young Innovations, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited Schedule II – Valuation and Qualifying Accounts. We also have audited Young Innovations’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Young Innovations’ management is responsible for these financial statements, Schedule II – Valuation and Qualifying Accounts, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and the Schedule II – Valuation and Qualifying Accounts and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Young Innovations, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule II – Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Young Innovations, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 15, 2012

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,031	$741
Trade accounts receivable, net of allowance for doubtful accounts of $250 in 2011 and $246 in 2010	12,066	11,721
Inventories	17,161	17,260
Other current assets	4,729	4,861

Total current assets	34,987	34,583

Property, plant and equipment, net	32,272	33,162
Goodwill	80,254	80,289
Other intangible assets	11,130	11,579
Other assets	1,143	2,012

Total assets	$159,786	$161,625

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,134	$10,700

Total current liabilities	9,134	10,700

Long-term debt	650	6,100
Long-term secured borrowing	9	56
Deferred income taxes	19,534	17,417
Other noncurrent liabilities	206	248

Total liabilities	29,533	34,521

Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized; 10,219 shares issued in 2011 and 2010; 7,868 shares outstanding in 2011 and 7,971 shares outstanding in 2010	102	102
Additional paid-in capital	24,708	24,190
Retained earnings	158,647	151,458
Common Stock in treasury, at cost; and 2,351 shares in 2011 and 2,248 shares in 2010	(52,924)	(48,484)
Accumulated other comprehensive loss	(280)	(162)

Total stockholders’ equity	130,253	127,104

Total liabilities and stockholders’ equity	$159,786	$161,625

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31
	2011	2010	2009
Net sales	$106,230	$102,842	$97,737
Cost of goods sold	47,521	45,681	43,166

Gross profit	58,709	57,161	54,571
Selling, general and administrative expenses	34,349	34,141	33,033

Income from operations	24,360	23,020	21,538
Interest expense, net	236	322	665
Other (income) expense, net	(1,046)	(107)	133

Income before provision for income taxes	25,170	22,805	20,740
Provision for income taxes	8,717	7,868	7,259

Net income	$16,453	$14,937	$13,481

Basic earnings per share	$2.06	$1.87	$1.71

Diluted earnings per share	$2.05	$1.86	$1.69

Basic weighted average shares outstanding	7,993	7,969	7,881

Diluted weighted average shares outstanding	8,033	8,037	7,966

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock in Treasury	Accumulated Other Comprehensive (Loss) Income	Total	Comprehensive Income
BALANCE, January 1, 2009	$102	$25,336	$133,531	$(52,673)	$(19)	$106,277
Net income	—	—	13,481	—	—	13,481	$13,481
Common Stock purchased	—	—	—	(270)	—	(270)
Stock options exercised	—	(941)	—	1,859	—	918
Issuance of restricted stock.	—	(2,183)	—	1,994	—	(189)
Share-based compensation	—	1,687	—	—	—	1,687
Excess income tax benefit from stock options	—	86	—	—	—	86
Cash dividends ($0.16 per share).	—	—	(1,256)	—	—	(1,256)
Foreign currency translation adjustments	—	—	—	—	131	131	131

Comprehensive income							$13,612

BALANCE, December 31, 2009	$102	$23,985	$145,756	$(49,090)	$112	$120,865
Net income	—	—	14,937	—	—	14,937	14,937
Common Stock purchased	—	—	—	(2,642)	—	(2,642)
Stock options exercised	—	(681)	—	2,270	—	1,589
Issuance of restricted stock	—	(1,455)	—	978	—	(477)
Share-based compensation	—	1,696	—	—	—	1,696
Excess income tax (shortfall) benefit from stock options	—	645	—	—	—	645
Cash dividends ($1.16 per share)	—		(9,235)		—	(9,235)
Foreign currency translation adjustments	—	—	—	—	(274)	(274)	(274)

Comprehensive income							$14,664

BALANCE, December 31, 2010	$102	$24,190	$151,458	$(48,484)	$(162)	$127,104
Net income	—	—	16,453	—	—	16,453	16,453
Common Stock purchased	—	—		(9,348)		(9,348)
Stock options exercised	—	(1,197)	—	3,709	—	2,512
Issuance of restricted stock, net	—	(1,199)		1,199		—
Share-based compensation	—	1,856	—	—	—	1,856
Excess income tax (shortfall) benefit from stock options	—	1,058	—	—	—	1,058
Cash dividends ($1.16 per share)	—	—	(9,264)	—	—	(9,264)
Foreign currency translation adjustments	—	—	—	—	(118)	(118)	(118)

Comprehensive income	—	—	—	—	—	—	$16,335

BALANCE, December 31, 2011	$102	$24,708	$158,647	$(52,924)	$(280)	$130,253

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$16,453	$14,937	$13,481

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,125	4,170	4,015
Share based compensation expense	1,856	1,696	1,687
Deferred income taxes	2,194	1,463	1,734
Excess tax benefit from share exercises	(1,058)	(645)	(86)
Realized (gain) loss on private equity investment fund	(1,014)	—	75
Gain on sale of building	(360)	—	—
Changes in assets and liabilities:
Trade accounts receivable	(300)	(491)	(851)
Inventories	96	(2,491)	1,707
Other current assets	42	56	(42)
Other assets	237	703	970
Accounts payable and accrued liabilities	(565)	2,627	(210)

Total adjustments	5,253	7,088	8,999

Net cash flows from operating activities	21,706	22,025	22,480

Cash flows from investing activities:
Payments for acquisitions of businesses and intangible assets, net of cash acquired	(55)	—	(1,657)
Purchases of property, plant and equipment	(2,845)	(3,230)	(4,010)
Proceeds from sale of building	431	—	—
Purchases of private equity investment	—	—	(300)
Proceeds from private equity investment	1,643	—	—

Net cash flows from investing activities	(826)	(3,230)	(5,967)

Cash flows from financing activities:
Payment of deferred financing costs	—	—	(158)
Payments on long-term debt	(22,432)	(48,493)	(60,334)
Borrowings on long-term debt	16,982	40,614	44,964
Payments of long-term secured borrowings	(34)	(494)	(1,217)
Borrowings of long-term secured borrowings	—	—	346
Excess tax benefit/(deficit) from share exercises	1,058	645	86
Proceeds from stock options exercised	2,512	1,589	918
Purchases of treasury stock	(9,348)	(2,642)	(459)
Payment of cash dividends	(9,264)	(9,235)	(1,256)

Net cash flows from financing activities	(20,526)	(18,016)	(17,110)

Effect of exchange rate changes on cash and cash equivalents	(64)	(105)	(3)

Net increase (decrease) in cash and cash equivalents	290	674	(600)
Cash and cash equivalents, beginning of period	741	67	667

Cash and cash equivalents, end of period	$1,031	$741	$67

Non-cash Disclosure – Acquired property, plant and equipment in accounts payable	—	—	155

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(in thousands, except per share data)

1. ORGANIZATION:

Young Innovations, Inc. and its subsidiaries (the “Company”) develops, manufactures and markets supplies and equipment used by dentists, dental hygienists, dental assistants and consumers. The Company's product offering includes disposable and metal prophylaxis (“prophy”) angles, prophy cups and brushes, dental micro-applicators, panoramic X-ray machines, moisture control products, infection control products, dental handpieces (drills) and related components, endodontic systems, orthodontic toothbrushes, flavored examination gloves, children's toothbrushes, and children's toothpastes.

The Company’s manufacturing and distribution facilities are located in Missouri, Illinois, California, Indiana, Wisconsin and Ireland. Export sales were approximately 17%, 18%, and 17% of total net sales for 2011, 2010, and 2009 respectively. Sales denominated in foreign dollars outside the U.S. are approximately 7% of total sales in each of 2011, 2010, and 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of Young Innovations, Inc. and its direct and indirect wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, evaluation of goodwill for impairment, rebate accruals, warranty reserves, liabilities for potential incentive compensation and uncertain income tax positions.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over fair value of net assets of businesses acquired. Goodwill and indefinite life intangible assets acquired in a purchase business combination are not amortized, but are instead tested for impairment at least annually in accordance with the provisions of ASC Topic 350. Additionally, ASC Topic 350 requires that intangible assets with estimable useful lives be amortized to their estimated residual values, and reviewed for impairment in accordance with ASC Topic 360, “Property, Plant, and Equipment” Intangible assets primarily consist of trademarks, license agreements, core technology, patents and patent applications, product formulas, and supplier and customer relationships. Certain trademarks have been determined to have indefinite useful lives, and therefore the carrying value is reviewed at least annually for recoverability in accordance with the requirements of ASC Topic 350. Other intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, generally between 5 and 40 years, and tested for impairment whenever conditions indicate that an asset may be impaired. As of September 2011, the Company performed its annual impairment review on indefinite-lived assets, in addition to a review of the remaining useful lives of its finite-lived intangible assets.

Impairment of Long-Lived Assets

The Company assesses and measures any impairment of long-lived assets other than goodwill and indefinite life intangibles in accordance with the provisions of ASC Topic 360. If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If this review indicates that the carrying value of the asset will not be recovered, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. The Company has not incurred any impairment of long-lived assets during 2011, 2010 and 2009.

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

Allowance for Doubtful Accounts

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were approximately, $3,760, $3,645, and $3,381, for 2011, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed when incurred and totaled $1,906, $840, and $797 for 2011, 2010 and 2009, respectively.

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility, as well as interest income earned on various investments and notes receivable. In 2011, 2010 and 2009, interest income totaled $38, $119, and, $208, respectively, and interest expense totaled $274, $441, and $873, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, including realized gains on investments, all of which are not directly related to the Company’s primary business.

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

Share-Based Compensation

In accordance with ASC Topic 718, “Compensation- Stock Compensation,” compensation cost for share-based awards is recognized within the financial statements as earned based on the award’s fair value at the grant date. Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions, including: volatility, forfeiture rates, and expected option life. The Company uses the Black-Scholes option pricing model. Compensation expense is also recognized for restricted stock over the vesting period using the fair value of the Company’s Common Stock at the date of grant.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC Topic 830, “Foreign Currency Matters.” The local currency for all entities included in the consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the year. Translation adjustments are recorded in accumulated comprehensive (loss) income. Net currency transaction gains (losses) included in other (income) expense, net were ($21), $68, and ($106) for 2011, 2010 and 2009, respectively.

Segment Information

The Company operates as a single reportable operating segment. While management monitors the revenue streams of various products, the identifiable segments' operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s products are considered by management to be aggregated in one reportable operating segment.

Supplemental Cash Flow Information

Cash flows from operating activities include $5,393, $6,134, and $5,417 for the payment of federal, foreign, and state income taxes and $178, $310, and $691for the payment of interest related to borrowings on the Company’s credit facility during 2011, 2010 and 2009, respectively.

3. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At December 31, 2011, the Company has an unfunded capital commitment of up to $300. As of December 31, 2011, the total capital commitment paid by the Company was $1,950. The Company accounts for its investment using the cost method.

During the year, the Company recognized other income of $1,014 from the Company’s private equity investment. The total cash received from its private equity investment was approximately $1,643 in 2011, with a total reduction in carrying value of such investment of approximately $629. The carrying value of the private equity investment was $1,041 and $1,670 for twelve months ending December 31, 2011 and December 31, 2010, respectively.

The Company may receive additional amounts in the future related to the above transactions related to excess funds being released from escrow or a potential additional earn-out based on financial performance.

4. MAJOR CUSTOMERS AND CREDIT CONCENTRATION:

The Company generates trade accounts receivable in the normal course of business. The Company grants credit to distributors and customers throughout the world and generally does not require collateral to secure the accounts receivable. The Company’s credit risk is concentrated among two distributors that together accounted for 39% and 34% of accounts receivable at December 31, 2011 and 2010, respectively.

The percentage of net sales made to major distributors of the Company’s continuing operations were as follows:

	Years Ended December 31
Distributor	2011	2010	2009
Henry Schein, Inc.	17.9%	15.8%	15.5%
Patterson Companies, Inc.	13.7%	14.1%	15.2%

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

Notes receivable consist of the following:

	December 31
	2011	2010
Notes receivable, short-term	$306	$593
Notes receivable, long-term	23	262

Total notes receivable	$329	$855

Notes receivable are included in other current assets and other assets in the accompanying Consolidated Balance Sheets. Management has also established an allowance for notes receivable based upon past experience of collectability. For the years ended December 31, 2011 and 2010, the allowance for notes receivable balance was $112 and $115, respectively.

Notes bear interest at rates ranging from 0% to 10%, and have a weighted average maturity of 28 months. Interest income and expense related to the notes are included in the Consolidated Statement of Income caption “interest expense, net.”

6. INVENTORIES:

Inventories consist of the following:

	December 31
	2011	2010
Finished products	$9,428	$9,374
Work in process	2,870	2,663
Raw materials and supplies	4,863	5,223

Total inventories	$17,161	$17,260

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	December 31
	2011	2010
Land	$3,411	$3,449
Buildings and improvements	22,635	22,720
Machinery and equipment	30,115	28,055
Equipment rented to others	3,018	4,510
Construction in progress	431	1,476

	$59,610	$60,210
Less – Accumulated depreciation	27,338	27,048

Total property, plant and equipment, net	$32,272	$33,162

The Company has no machinery and equipment under capital lease. At December 31, 2011, $1,296 of net property, plant and equipment was located outside of the U.S. Depreciation expense was $3,621, $3,620 and, $3,451 for 2011, 2010, and 2009, respectively.

8. OTHER ASSETS:

Other assets consist of the following:

	December 31
	2011	2010
Notes receivable, long-term	$23	$262
Investments	1,041	1,670
Other	79	80

Total other assets	$1,143	$2,012

9. GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill activity is as follows:

	December 31
	2011	2010
Balance, beginning of the year	$80,289	$80,374
Foreign currency translation	(35)	(85)

Balance, end of the year	$80,254	$80,289

There have been no changes in goodwill related to impairment losses or write-offs due to sales of businesses during the years ended December 31, 2011 and 2010.

Other intangibles consist of the following:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$587	$2,357
Core technology	739	274	465
Trademarks	50	3	47
Patents	2,270	1,509	761
Product formulas	430	114	316
Customer relationships	813	619	194
Non-compete agreements	519	386	133
Supplier relationships	399	399	0

Total	8,164	3,891	4,273
Intangible assets not subject to amortization
Trademarks	6,857	—	6,857

Total	6,857	—	6,857

Total intangible assets	15,021	3,891	11,130

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$448	$2,496
Core technology	739	229	510
Patents	2,265	1,301	964
Product Formulas	430	103	327
Customer relationships	813	549	264
Non-compete agreements	519	371	148
Supplier relationships	399	386	13

Total	$8,109	$3,387	$4,722
Intangible assets not subject to amortization
Trademarks
Total intangible assets	6,857	—	6,857

	$14,966	$3,387	$11,579

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009 was $504, $550, and $554, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/12	$505
For the year ending 12/31/13	$505
For the year ending 12/31/14	$416
For the year ending 12/31/15	$290
For the year ending 12/31/16	$289

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following:

	December 31
	2011	2010
Accounts payable	$3,452	$4,741
Accrued compensation and benefits	2,675	2,912
Accrued taxes	209	121
Accrued warranty	360	293
Accrued expenses and other	2,438	2,633

Total accounts payable and accrued liabilities	$9,134	$10,700

11. CREDIT ARRANGEMENTS:

On July 22, 2011, the Company entered into a new credit facility. The new credit facility increased the aggregate commitment from $60,000 to $70,000; this agreement expires in July 2016. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. Borrowings under the previous arrangement had interest rates ranging from LIBOR +2.00% to LIBOR +2.50% or Prime +0.50% to Prime +1.00% and commitment fees from 0.25% to 0.50% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of December 31, 2011 and December 31, 2010, the Company was in compliance with these covenants. Also, at December 31, 2011, the Company had $650 in outstanding borrowings under this agreement and $69,350 available for borrowing.

Long-term debt was as follows:

	December 31
	2011	2010
Revolving credit facility due 2016 with a weighted-average interest rate of 3.25%	$650	$6,100
Less – current portion	—	—

	$650	$6,100

Aggregate debt maturities are: 2012-$0; 2013-$0; 2014-$0; 2015-$0; and 2016-$650.

12. COMMON STOCK:

During 2011, the Company repurchased 322 shares of its Common Stock from various shareholders for $9,348. The Company also reissued 169 shares of its Common Stock from treasury in conjunction with stock option exercises for $2,512. The Company issued 34 shares (net of 22 shares returned for tax withholding) of its Common Stock from treasury pursuant to restricted stock awards.

During 2010, the Company repurchased 108 shares of its Common Stock from various shareholders for $2,642. The Company also reissued 105 shares of its Common Stock from treasury in conjunction with stock option exercises for $1,589. The Company issued 49 shares (net of 20 shares returned for tax withholding) of its Common Stock from treasury pursuant to restricted stock awards.

During 2009, the Company repurchased 19 shares of its Common Stock from various shareholders for $270. The Company also reissued 87 shares of its Common Stock from treasury in conjunction with stock option exercises for $1,859. The Company issued 104 shares of its Common Stock from treasury pursuant to restricted stock awards.

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

Under the provisions of ASC Topic 718, share-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period.

Stock Options

During the year ended December 31, 2011, 2010, and 2009, the Company recorded pre-tax compensation expense of $6, $77, and $222 related to the Company’s stock option shares. As of December 31, 2011, there is no remaining unrecognized compensation expenses related to stock options. The total aggregate intrinsic value of options exercised was $2,353, $1,401, and $769 for the years ended December 31, 2011, 2010, and 2009, respectively. Payments received upon the exercise of stock options were $2,512, $1,589, and $918 for the years ended December 31, 2011, 2010, and 2009, respectively. The related tax (shortfall) benefit realized related to these exercises and restricted stock vesting was $1,058, $645, and $86 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company issues shares from treasury upon share option exercises.

The Company did not grant stock options during the year ended December 31, 2011, 2010, or 2009. The following table summarizes stock option activity for the year ended December 31, 2011:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2011	577	$28.08	—	—
Granted	—	—	—	—
Exercised	(170)	14.97	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2011	407	33.54	2.50 years	120

Exercisable at December 31, 2011	407	$33.54	2.50 years	120

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2011 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. During the year ended December 31, 2011, 2010 and 2009, the Company recorded pre-tax compensation expense of $1,850, $1,619, and $1,465, respectively, related to the Company’s non-vested equity shares. As of December 31, 2011, there was approximately $2,589 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.8 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the year ended December 31, 2011:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2011	193	$21.62
Granted	56	30.31
Vested	(71)	23.07
Forfeited	(2)	20.08

Non-vested equity shares, December 31, 2011	176	$23.79

14. INCOME TAXES:

Income taxes are based on pretax earnings as follows:

	Years ended December 31
	2011	2010	2009
Domestic	$21,837	$20,201	$18,306
Foreign	3,333	2,604	2,434

Total	$25,170	$22,805	$20,740

The components of the provision for income taxes were:

	Years ended December 31
	2011	2010	2009
Current :
Federal	$5,438	$5,378	$4,923
Foreign	382	334	(31)
State	703	693	633

Total current	6,523	6,405	5,525

Deferred:
Federal	1,954	1,398	1,763
Foreign	—	—	20
State	240	65	(49)

Total deferred	2,194	1,463	1,734

Provision for income taxes	$8,717	$7,868	$7,259

Reconciliation of the provision for income taxes computed at the U.S. federal statutory rate to the reported provision for income taxes:

	Years ended December 31
	2011	2010	2009
Income before provision for income taxes	$25,170	$22,805	$20,740
U.S. federal income tax rate	35%	35%	35%

Computed income taxes	$8,809	$7,982	$7,259
State income taxes, net of federal tax benefit	655	486	380
Foreign income taxes provision (benefit)	(154)	—	—
Deduction for Domestic Production Activities	(510)	(513)	(335)

Other	(83)	(87)	(45)

Total provision for income taxes	$8,717	$7,868	$7,259

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With certain exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years prior to 2008. The Company follows the provisions of ASC 740, “Income Taxes”, related to the accounting for uncertain tax provisions. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at January 1	$34	$95	$101
Additions based on tax positions related to the current year	—	—	18
Additions for tax positions of prior years	3	3	6
Reduction for tax positions of prior years	—	(44)	(16)
Settlements	—	(20)	(14)

Balance at December 31	$37	$34	$95

If recognized in future periods, the total unrecognized tax benefits as of December 31, 2011 would favorably affect the effective income tax rate. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company includes interest and penalties related to unrecognized tax benefits in income tax expense. Tax expense for the current year ended December 31, 2011, 2010, and 2009 includes $3, $3, and $6, respectively, of penalties and interest. The total amount of interest and penalties recognized related to uncertain tax provisions at December 31, 2011 was approximately $21.

Temporary differences that gave rise to deferred income tax assets and (liabilities):

	December 31
	2011	2010
Deferred income tax assets:
Trade accounts receivable	$154	$154
Inventories	1,105	1,217
Stock-based compensation	852	801
Accrued liabilities	673	638
State tax loss benefit	—	33
Currency translation adjustment	149	85
Other	—	4

Total deferred income tax assets	$2,933	$2,932

Deferred income tax liabilities:
Property, plant and equipment	$(3,431)	$(2,879)
Intangibles	(15,921)	(14,189)
Tax on undistributed foreign earnings	(172)	(339)
Other	(10)	(10)
Total deferred income tax liabilities	(19,534)	(17,417)
Net deferred income tax liability	$(16,601)	$(14,485)

Current deferred income tax assets of $2,933 and $2,932 are included in other current assets as of December 31, 2011 and 2010, respectively.

Applicable U.S. income and foreign withholding taxes have not been provided on approximately $685 of undistributed earnings of the Company's foreign subsidiary for the year ended December 31, 2011. These earnings are considered to be permanently invested and, under certain tax laws, are not subject to taxes unless distributed as dividends, loaned to the Company or a U.S. affiliate, or if the Company sold its investment in the foreign subsidiary. Tax on such potential distributions would be partially offset by foreign tax credits. If the earnings were not considered permanently invested, approximately $154 of additional deferred income taxes would need to be provided for the year ended December 31, 2011.

The Company recognizes a deferred tax liability with respect to those earnings of the Company’s foreign subsidiary that are not permanently invested.

15. SALES OF EQUIPMENT RENTED TO OTHERS:

Periodically, customers who rent X-ray equipment from the Company elect to purchase the equipment. The Company recognizes revenue from the proceeds of such sales and records as cost of goods sold the net book value of the equipment. Net sales of equipment consistent with this practice were $495, $492, and $787 for 2011, 2010 and 2009, respectively, and gross profit from these sales was $297, $288, and $461 for 2011, 2010 and 2009, respectively.

16. EMPLOYEE BENEFITS:

The Company has defined contribution 401(k) plans covering substantially all full-time employees meeting service and age requirements. Contributions to the Plan can be made by an employee through deferred compensation and through a discretionary employer contribution. Compensation expense related to this plan was $491, $471, and $461 for 2011, 2010 and 2009, respectively. The Company also offers certain healthcare insurance benefits for substantially all employees.

17. RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder. On February 25, 2010, the Company increased his annual salary from $50 to $100 which was effective January 1, 2010. This increase was offset by the termination of the consulting agreement between Mr. Richmond and the Company effective December 31, 2009, which had paid him $50 each year. The Company paid him $100 for the twelve months ended December 31, 2011 and 2010.

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

	Years Ended December 31
	2011	2010	2009
Net income	$16,453	$14,937	$13,481
Weighted average shares outstanding for basic earnings per share	7,993	7,969	7,881
Dilutive effect of stock options	40	68	85
Weighted average shares outstanding for diluted earnings per share	8,033	8,037	7,966
Basic earnings per share	$2.06	$1.87	$1.71
Diluted earnings per share	$2.05	$1.86	$1.69

19. QUARTERLY FINANCIAL DATA (UNAUDITED):

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2011
Net sales	$26,024	27,326	26,197	26,681	106,230
Gross profit	14,463	15,148	14,612	14,485	58,709
Income from operations	5,766	6,203	6,253	6,136	24,360
Net income	4,000	4,037	4,100	4,315	16,453
Basic earnings per share	$.50	.50	.51	.54	2.06
Diluted earnings per share	$.50	.50	.51	.54	2.05

	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
2010
Net sales	$24,782	$25,778	$26,423	$25,859	$102,842
Gross profit	13,802	14,596	14,582	14,181	57,161
Income from operations	5,407	5,693	6,081	5,839	23,020
Net income	3,558	3,701	3,919	3,759	14,937
Basic earnings per share	$.45	$.46	$.49	$.47	$1.87
Diluted earnings per share	$.44	$.46	$.49	$.47	$1.86

Full-year 2011 basic earnings per share do not equal the sum of the quarters due to rounding.

20. COMMITMENTS AND CONTINGENCIES:

The Company leases certain office and warehouse space, manufacturing facilities and equipment under non-cancelable operating leases. The total rental expense for all operating leases was $495, $521, and $527 for 2011, 2010 and 2009, respectively. Rental commitments amount to $453 for 2012, $314 for 2013, $104 for 2014, $0 for 2015, and $0 for 2016.

In certain circumstances, the Company provides recourse for loans for X-ray equipment purchases by customers. Certain banks require the Company to provide recourse to finance X-ray equipment for new dentists and other customers with credit histories which are not consistent with the banks' lending criteria. In the event that a bank requires recourse on a given loan, the Company would assume the bank’s security interest in the equipment securing the loan. As of December 31, 2011 and 2010, there was no X-ray equipment financed with various lenders that was subject to such recourse. Recourse on a given loan is generally for the life of the loan. Based on the Company’s past experience with respect to these arrangements, it is the opinion of management that the fair value of the recourse provided is minimal and not material to the results of operations or financial position of the Company.

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray equipment. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $360 and $293 at December 31, 2011 and 2010, respectively. The following is a roll forward of the Company’s warranty accrual:

	December 31
	2011	2010
Balance, beginning of the year	$293	$292
Accruals for warranties issued during the year	321	207
Warranty settlements made during the year	(254)	(206)

Balance, end of the year	$360	$293

21. SUBSEQUENT EVENTS:

In January 2012, the Company recognized other income of approximately $133 as a result of a cash distribution from its private equity investment.

On February 2, 2012, the Board of Directors declared a quarterly dividend of $0.04 per share, payable to all shareholders of record on February 15, 2012.

On February 13, 2012, the Compensation Committee of the Board of Directors issued 64 shares of restricted stock to certain employees.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework . Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment and the foregoing criteria, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Certain information required by Item 401 of Regulation S-K will be included under the caption “Proposal 1: Election of Directors” in our 2012 Proxy Statement, and that information is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, and that information is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the close of the 2011 fiscal year.

A listing of and certain information about our executive officers is included in this Annual Report on Form 10-K under Item 1 of Part I, and that information is incorporated herein by reference. No family relationships exist among any of the executive officers, directors or director nominees.

Audit Committee

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included under the caption “Audit Committee” in the 2012 Proxy Statement, and that information is incorporated by reference herein. Such proxy statement will be filed with the Commission within 120 days after the end of the 2011 fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be included under the captions “Compensation Discussion and Analysis,” “Named Executive Officer Compensation,” including the tables entitled “Summary Compensation Table for fiscal years 2009 – 2011,” “Grants of Plan-Based Awards in Fiscal Year 2011,” “Outstanding Equity Awards at 2011 Fiscal Year-end,” “Option Exercises and Stock Vested in Fiscal Year 2011,” and “Employment Agreements and Potential Payments upon Termination or Change-in-Control Arrangements” and “Potential Payments Upon Termination and Following a Change-In-Control as of December 31, 2011,” “Non-employee Director Compensation,” and “Director Compensation in Fiscal Year 2011” in our 2012 Proxy Statement, which is incorporated herein by reference. Information required by paragraphs (e)(4) and (e)(5) of Item 407 of Regulation S-K will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2012 Proxy Statement, which is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2011 fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Items 201(d) and 403 of Regulation S-K will be included under the captions “Equity Compensation Plan Information,” and “Securities Beneficially Owned by Management and Principal Shareholders,” respectively, in the 2012 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K will be included under the captions “Relationships and Related Person Transactions” and “Director Independence,” respectively, in the 2012 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2011 fiscal year.

Item 14. Principal Accountant Fees and Services.

Information concerning this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement, and is incorporated herein by reference. Such proxy statement will be filed with the Commission within 120 days after the end of the 2011 fiscal year.

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements – Reference is made to Item 8 hereof:

Consolidated Balance Sheets – December 31, 2011 and 2010

Consolidated Statements of Income – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements – December 31, 2011

(a)(2) Financial Statement Schedule – The following financial statement schedule of the Company is included for the years ended December 31, 2011, 2010, and 2009:

Schedule II Valuation and Qualifying Accounts.

All other financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or the notes thereto.

(a)(3) Exhibits – See the Exhibit Index for the exhibits filed as a part of or incorporated by reference into this report.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1(a)	Articles of Incorporation of the Company and Statement of Correction.

PART IV

3.2(r)	Amended and Restated By-Laws of the Company, effective as of October 20, 2008.

4.1(v)	Credit Facilities Agreement among JP Morgan Chase Bank, N.A., the other lenders listed therein and the Registrant dated July 22, 2011. (the “Credit Agreement”)

10.1(b)	Amended and Restated 1997 Stock Option Plan.

10.2(b)	Form of the Company’s Restricted Stock Award Agreement with schedule of grantees.

10.3(f)	Form of Indemnity Agreement entered into with each member of the Company’s Board of Directors.

10.4(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan.

10.5(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

10.6(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and George E. Richmond.

10.7(e)	Amended and Restated Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

10.8(g)	Employment Agreement dated July 20, 2009 by and between the Company and Julia A. (Heap) Carter.

10.9(k)	2006 Long-Term Incentive Plan.

10.10(n)	Form of Non-employee Director Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.11(n)	Form of Employee Stock Option under the Amended and Restated 1997 Stock Option Plan.

10.12(p)	Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.13(p)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2006 Long-Term Incentive Plan.

10.14(l)	Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

10.15(t)	Amended Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.16(t)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan.

10.17(t)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

10.18(t)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

10.19(t)	Amendment to the Employment Agreement dated July 20, 2009 by and between the Company and Julia A. Carter.

10.20(t)	Amendment to the Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

10.21(u)	Amended Form of Restricted Stock Agreement under the 2006 Long-Term Incentive Plan.

10.22(w)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Alfred E. Brennan.

10.23(w)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Arthur L. Herbst, Jr.

10.24(w)	Amendment to the Employment Agreement dated July 20, 2009 by and between the Company and Julia A. Carter.

10.25(w)	Amendment to the Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

10.26(w)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

10.27(x)	Amendment to the Employment Agreement dated July 20, 2009 by and between the Company and Julia A. Carter.

10.28(x)	Amendment to the Employment Agreement dated July 5, 2010 by and between the Company and Joshua A. McKey.

10.29(x)	Amendment to the Employment Agreement dated May 6, 2009 by and between the Company and Daniel J. Tarullo.

21.1(u)	Subsidiaries of the Company.

23.1(u)	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on Signature page).

31.1(u)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2(u)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1(u)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed as an Exhibit to the Company’s Registration Statement No. 333-34971 on Form S-1 and incorporated herein by reference.
(b)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 25, 2002 and incorporated herein by reference.
(e)	Filed as an exhibit to the Company’s Report on Form 8-K filed on May 12, 2009 and incorporated herein by reference.
(f)	Filed as an Exhibit to the Company’s Report on Form 10-Q filed on August 14, 2002 and incorporated herein by reference.
(g)	Filed as an Exhibit to the Company’s Report on 8-K filed on July 22, 2009 and incorporated herein by reference.
(k)	Filed as part of the Company’s Definitive Proxy Statement, Schedule 14A, on April 7, 2006 and incorporated herein by reference.
(l)	Filed as an Exhibit to the Company’s Report on 8-K filed on July 9, 2010 and incorporated herein by reference.

(n)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 7, 2005 and incorporated herein by reference.
(p)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on February 23, 2007 and incorporated herein by reference.
(r)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on October 22, 2008 and incorporated herein by reference.
(t)	Filed as an Exhibit to the Company’s Report on Form 10-K filed on March 11, 2011 and incorporated herein by reference.
(u)	Filed herewith.
(v)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on July 27, 2011 and incorporated herein by reference.
(w)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on January 5, 2011 and incorporated herein by reference.
(x)	Filed as an Exhibit to the Company’s Report on Form 8-K filed on May 13, 2011 and incorporated herein by reference.
(b)	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 15(a)(3) herein.

(c)	Financial Statement Schedules

The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 15(a)(2) herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2012

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

Signature	Title	Date

/s/ ALFRED E. BRENNAN, JR. Alfred E. Brennan, Jr.	Chairman, Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2012

/s/ GEORGE E. RICHMOND George E. Richmond	Vice Chairman, Director	March 15, 2012

/s/ ARTHUR L. HERBST, JR. Arthur L. Herbst, Jr.	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/s/ BRIAN F. BREMER Brian F. Bremer	Director	March 15, 2012

/s/ DR. PATRICK J. FERRILLO Dr. Patrick J. Ferrillo	Director	March 15, 2012

/s/ RICHARD J. BLISS Richard J. Bliss	Director	March 15, 2012

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(IN THOUSANDS)

		ADDITIONS
	BALANCE BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS	BALANCE AT END OF YEAR
Allowance for doubtful Receivables
2009	425	206	399	232
2010	232	34	20	246
2011	246	69	65	250