Form 10-Q
period 2012-03-31
YOUNG INNOVATIONS INC
filed 2012-05-10
CIK 949874

Form 10-Q

YOUNG INNOVATIONS INC—YDNT

Filed: May 10, 2012 (period: March 31, 2012)

Quarterly report with a continuing view of a company's financial position

10-Q—FORM 10-Q

Form 10-Q

YOUNG INNOVATIONS INC—YDNT

Filed: May 10, 2012 (period: March 31, 2012)

Quarterly report which provides a continuing view of a company’s financial position

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of the registrant’s Common Stock at April 30, 2012:

7,856,677 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,201	$1,031
Trade accounts receivable, net of allowance for doubtful accounts of $213 and $250 in 2012 and 2011, respectively	11,980	12,066
Inventories	16,932	17,161
Other current assets	4,944	4,729

Total current assets	39,057	34,987

Property, plant and equipment, net	31,801	32,272
Goodwill	80,288	80,254
Other intangible assets	11,002	11,130
Other assets	825	1,143

Total assets	$162,973	$159,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,042	$9,134

Total current liabilities	10,042	9,134

Long-term debt	—	650
Long-term secured borrowing	9	9
Deferred income taxes	19,534	19,534
Other noncurrent liabilities	204	206

Total liabilities	29,789	29,533

Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2012 and 2011; 7,881 shares outstanding in 2012 and 7,868 shares outstanding in 2011	102	102
Additional paid-in capital	24,027	24,708
Retained earnings	162,556	158,647
Common Stock in treasury, at cost; 2,338 shares in 2012 and 2,351 shares in 2011, respectively	(53,310)	(52,924)
Accumulated other comprehensive loss	(191)	(280)

Total stockholders’ equity	133,184	130,253

Total liabilities and stockholders’ equity	$162,973	$159,786

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$26,754	$26,024
Cost of goods sold	11,762	11,561

Gross profit	14,992	14,463
Selling, general and administrative expenses	8,918	8,697

Income from operations	6,074	5,766
Interest expense, net	(55)	(73)
Other income, net	494	433

Income before provision for income taxes	6,513	6,126
Provision for income taxes	2,290	2,126

Net income	$4,223	$4,000

Basic earnings per share	$0.54	$0.50
Diluted earnings per share	$0.54	$0.50
Basic weighted average shares outstanding	7,886	8,010
Diluted weighted average shares outstanding	7,893	8,074

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$4,223	$4,000
Foreign currency translation adjustments, net of tax	89	180

Comprehensive income	$4,312	$4,180

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,223	$4,000

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,007	1,083
Share based compensation expense	453	452
Deferred income taxes	—	10
Excess tax benefit from share exercises	(4)	(360)
Realized gain on private equity investment fund	(486)	(440)

Changes in assets and liabilities:
Trade accounts receivable	72	(1,157)
Inventories	253	(203)
Other current assets	(169)	(223)
Other assets	—	98
Accounts payable and accrued liabilities	859	(301)

Total adjustments	1,985	(1,041)

Net cash flows from operating activities	6,208	2,959

Cash flows from investing activities:
Payments for acquisitions of business and intangible assets, net of cash acquired	—	(55)
Purchases of property, plant and equipment	(365)	(528)
Proceeds from private equity investment	800	703

Net cash flows from investing activities	435	120

Cash flows from financing activities:
Payments on long-term debt	(1,100)	(9,368)
Borrowings on long-term debt	450	7,010
Payments of long-term secured borrowings	—	(34)
Excess tax benefit from share exercises	4	360
Proceeds from stock options exercised	1,246	458
Purchase of treasury stock	(2,774)	(1,133)
Payment of cash dividends	(317)	(345)

Net cash flows from financing activities	(2,491)	(3,052)

Effect of exchange rate changes on cash and cash equivalents	18	31

Net change in cash and cash equivalents	4,170	58
Cash and cash equivalents, beginning of period	1,031	741

Cash and cash equivalents, end of period	$5,201	$799

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The balance sheet information at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Some of the more significant estimates include allowances for doubtful accounts, inventory valuation reserves, evaluation of goodwill for impairment, rebate accruals, warranty reserves, liabilities for incentive compensation, and uncertain income tax positions.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.” The Company had $37 of unrecognized tax benefit for both periods ending March 31, 2012 and December 31, 2011. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of March 31, 2012 and December 31, 2011 the Company had accrued $20 and $21, respectively, of penalties and interest related to uncertain tax positions.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable. For the three months ended March 31, 2012 and 2011, interest income totaled $4 and $13, and interest expense totaled $59 and $86, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, including realized gains on investments, all of which are not directly related to the Company’s primary business.

The Company realized approximately $486 and $440 of other income related to its private equity investment for the three months ended March 31, 2012 and March 31, 2011, respectively.

Supplemental Cash Flow Information

Cash flows from operating activities include $29 and $22 for the payment of federal, foreign, and state income taxes and $39 and $62 for the payment of interest related to borrowings on the Company’s credit facility for the three months ended March 31, 2012 and 2011, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter. Translation adjustments are recorded in accumulated other comprehensive loss. Net currency transaction gains (losses) included in Other income, net were $(14) and $20 for the three months ended March 31, 2012 and 2011, respectively.

3. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At March 31, 2012, the Company has an unfunded capital commitment of up to $300. As of March 31, 2012, the total capital commitment paid by the Company was $1,950. The Company accounts for its investment using the cost method.

During the first quarter of 2012, the Company received two distributions from its private equity investment and, as a result, recognized other income of approximately $486. The total cash received from its private equity investment was approximately $800, with a total reduction in carrying value of $314. The total carrying value of the private equity investment was $727 at March 31, 2012. The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance of the underlying investments.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portion of its private equity investment. The total cash received was approximately $700, which reduced the carrying value of the investment by $260.

4. INVENTORIES:

Inventories consist of the following:

	March 31, 2012	December 31, 2011
Finished products	$9,030	$9,428
Work in process	2,953	2,870
Raw materials and supplies	4,949	4,863

Total inventories	$16,932	$17,161

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
Land	$3,411	$3,411
Buildings and improvements	22,699	22,635
Machinery and equipment	30,267	30,115
Equipment rented to others	2,733	3,018
Construction in progress	782	431

	$59,892	$59,610
Accumulated depreciation	28,091	27,338

Total property, plant and equipment, net	$31,801	$32,272

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2011	$80,254
Foreign currency translation	34

Balance at March 31, 2012	$80,288

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$609	$2,335
Core technology	739	285	454
Trademarks	50	4	46
Patents	2,270	1,561	709
Product formulas	430	116	314
Customer relationships	813	637	176
Non-compete agreements	519	408	111
Supplier relationships	399	399	—

Total	8,164	4,019	4,145
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$4,019	$11,002

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets
License agreements	$2,944	$587	$2,357
Core technology	739	274	465
Trademarks	50	3	47
Patents	2,270	1,509	761
Product formulas	430	114	316
Customer relationships	813	619	194
Non-compete agreements	519	386	133
Supplier relationships	399	399	—

Total	8,164	3,891	4,273
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$3,891	$11,130

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, licensing agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended March 31, 2012 and 2011 was $128 and $158, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/12	$505
For the year ending 12/31/13	505
For the year ending 12/31/14	416
For the year ending 12/31/15	290
For the year ending 12/31/16	289

7. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit facility that allows for aggregate borrowings of $70,000 and expires in July 2016. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2012, the Company was in compliance with these covenants. Also, at March 31, 2012, the Company had no outstanding borrowings under this agreement and $70,000 available for borrowing.

Long-term debt was as follows:

	March 31, 2012	December 31, 2011
Revolving credit facility due 2016 with a weighted-average interest rate of 0% and 3.25% at March 31, 2012 and December 31, 2011, respectively	$—	$650
Less—current portion	—	—

	$—	$650

8. SHARE-BASED COMPENSATION:

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

Stock Options

During the three months ended March 31, 2012 and 2011, the Company recorded pre-tax compensation expense of $0 and $6 related to the Company’s stock option shares. The total aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $248 and $236, respectively. Payments received upon the exercise of stock options for the three months ended March 31, 2012 and 2011 totaled $1,246 and $458, respectively. The related tax benefit realized related to these exercises and restricted stock vesting was $4 and $360 for the three months ended March 31, 2012 and 2011, respectively. The Company issues shares from treasury upon share option exercises.

The following table summarizes stock option activity for the three months ended March 31, 2012:

	XX,XXXX	XX,XXXX	XX,XXXX	XX,XXXX
Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	407	$33.54	2.50	120
Granted	—	$—	—	—
Exercised	(44)	$28.20	—	—
Forfeited or expired	(16)	$29.15	—	—

Outstanding at March 31, 2012	347	$34.42	2.64	$123

Exercisable at March 31, 2012	347	$34.42	2.64	$123

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $453 and $452 for the three months ended March 31, 2012 and 2011, respectively related to the Company’s non-vested equity shares. As of March 31, 2012, there was approximately $4,020 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.8 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the three months ended March 31, 2012:

	XX,XXXX	XX,XXXX
	Shares(000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2012	176	$23.79
Granted	64	$29.50
Vested	(75)	$23.85
Forfeited	—	$—
Non-vested equity shares, March 31, 2012	165	$25.98

9. RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which includes an annual salary of $100. The Company paid him $25 during the three months ended March 31, 2012 and 2011. On May 8, 2012, the agreement was modified to decrease his annual salary from $100 to $50.

10. EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options and restricted stock, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
Net income	$4,223	$4,000
Weighted average shares outstanding for basic earnings per share	7,886	8,010
Dilutive effect of stock options and restricted stock	7	64
Weighted average shares outstanding for diluted earnings per share	7,893	8,074
Basic earnings per share	$0.54	$0.50
Diluted earnings per share	$0.54	$0.50
Dividends declared per share	$0.04	$0.04

11. COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray equipment. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $378 and $326 at March 31, 2012 and 2011, respectively. The following is a roll forward of the Company’s warranty accrual:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Balance, beginning of period	$360	$293
Accruals for warranties issued during the period	97	45
Warranty settlements made during the period	(79)	(12)

Balance, end of period	$378	$326

12. SUBSEQUENT EVENTS:

On May 8, 2012, the Board of Directors declared a quarterly dividend of $0.04 per share, payable June 15, 2012 to shareholders of record on May 23, 2012.

13. NEW ACCOUNTING STANDARDS

Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update eliminated the option for entities to present components of other comprehensive income (OCI) in a statement of stockholder’s equity, and now, gives entities the option to present components of net income and other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The update also included a requirement for an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This reclassification requirement was subsequently deferred by ASU No. 2011-12. As such, the Company added a separate but consecutive Statement of Comprehensive Income on page 4 of this Quarterly Report on Form 10-Q.

During the first quarter of 2012, there have been no additional issued or newly applicable accounting pronouncements that have a significant impact on the Company’s financial statements.

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

Assets and Liabilities Acquired in Business Combinations – The Company periodically acquires businesses. All business acquisitions completed subsequent to January 1, 2009 are accounted for under the provisions of ASC 805 Topic 805, “Business Combinations,” which requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recorded as income tax expense. The changes related to income taxes also impact the accounting for acquisitions completed prior to the effective date of ASC 805. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. Acquisitions completed prior to this adoption were made using the purchase method. Future acquisitions will be impacted using the provisions of the accounting standard.

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales

Net sales increased $730 or 2.8% to $26,754 in the first quarter of 2012 from $26,024 in the first quarter of 2011. The sales increase was driven by overall solid demand for our product offering for both our diagnostic products and consumable products, which include preventive, infection control, endodontic, micro-applicators and home care product lines.

Gross Profit

Gross profit increased $529 or 3.7% to $14,992 in the first quarter of 2012 compared to $14,463 in the first quarter of 2011. The gross margin percentage of 56.0% in the first quarter of 2012 changed slightly from 55.6% in the first quarter of 2011. The increase in gross margin dollars was a result of higher sales volume, while the slight change in gross margin percentage is primarily attributable to product mix and improved operating efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses increased $221 or 2.5% to $8,918 in the first quarter of 2012 compared to $8,697 in the first quarter of 2011, primarily due to higher personnel expenses. As a percentage of net sales, SG&A expenses remained consistent at 33.3% in the first quarter of 2012 compared to 33.4% in the first quarter of 2011.

Income from Operations

Income from operations increased $308 or 5.3% to $6,074 in the first quarter of 2012 compared to $5,766 in the first quarter of 2011. The change was a result of the factors described above.

Interest Expense, net

Interest expense, net decreased $18 to $55 in the first quarter of 2012 from $73 in the first quarter of 2011. The decrease was primarily attributable to lower debt levels on the Company’s credit facility.

Other Income, net

Other income, net increased $61 to $494 in the first quarter of 2012 from $433 in the first quarter of 2011. The increase was primarily attributable to a higher gain ($486 in the first quarter of 2012 versus $440 in the first quarter of 2011) generated from the Company’s private equity investment.

Provision for Income Taxes

Provision for income taxes increased $164 for the first quarter of 2012 to $2,290 from $2,126 in the first quarter of 2011 as a result of higher pre-tax income and an increase in the effective tax rate. The effective tax rate in the first quarter of 2012 was 35.2% compared to 34.7% in the first quarter of 2011. The 2011 tax rate benefited from the Company’s partial reinvestment of foreign earnings, which was not repeated in the first quarter of 2012.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $6,208 and $2,959 for the first three months of 2012 and 2011, respectively. Net capital expenditures for property, plant and equipment were $365 and $528 for the three months of 2012 and 2011, respectively. Operating cash flow increased in 2012 when compared to 2011 primarily due to a decrease in accounts receivable based on the timing of sales activity and an increase in accounts payable due to the timing of large international inventory receipts.

The Company maintains a credit agreement with a borrowing capacity of $70,000, which expires in July 2016. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1.25% to LIBOR + 1.75%, or Prime + 0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .175% to .275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of March 31, 2012, the Company was in compliance with all of these covenants and had no outstanding borrowings under this agreement with $70,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities that the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately $3 and $49 of additional interest expense in the three months ended March 31, 2012 and 2011, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $3 and $49 in the three months ended March 31, 2012 and 2011, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the three months ended March 31, 2012, the Company sold less than 19% of its products outside of the United States. Of these foreign sales, 38% was denominated in Euros and 2% in Canadian Dollars, with the balance being denominated in U.S. Dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1) (2)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 2012	4	$28.97	4	248
February 2012	32	$30.20	32	468
March 2012	33	$29.86	33	435
Total First Quarter 2012	69	$29.91	69	435

(1)	On July 19, 2011, The Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. The program replaced an existing authorization that was set to expire July 31, 2011. The authorization was set to expire July 31, 2012.

(2)	On February 6, 2012, The Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. The program replaced the existing authorization that was set to expire July 31, 2012. The new authorization is set to expire February 28, 2013.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

May 10, 2012	/s/ Alfred E. Brennan, Jr.
Alfred E. Brennan, Jr.
Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
Arthur L. Herbst, Jr.
President and Chief Financial Officer