Form 10-Q
period 2012-06-30
YOUNG INNOVATIONS INC
filed 2012-08-09
CIK 949874

    Form 10-Q

    YOUNG INNOVATIONS INC - YDNT

    Filed: August 09, 2012 (period: June 30, 2012)

    Quarterly report with a continuing view of a company’s financial position

10-Q – Form 10Q June 30, 2012

XBRL Content

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares outstanding of the registrant’s Common Stock at July 31, 2012:

7,893,956 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,084	$1,031
Trade accounts receivable, net of allowance for doubtful accounts of $228 and $250 in 2012 and 2011, respectively	12,858	12,066
Inventories	16,596	17,161
Other current assets	4,783	4,729

Total current assets	43,321	34,987

Property, plant and equipment, net	31,515	32,272
Goodwill	80,226	80,254
Other intangible assets	10,888	11,130
Other assets	819	1,143

Total assets	$166,769	$159,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,641	$9,134

Total current liabilities	9,641	9,134

Long-term debt	—	650
Long-term secured borrowing	7	9
Deferred income taxes	19,333	19,534
Other noncurrent liabilities	203	206

Total liabilities	29,184	29,533

Stockholders’ equity:
Common stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2012 and 2011; 7,884 shares outstanding in 2012 and 7,868 shares outstanding in 2011	102	102
Additional paid-in capital	24,679	24,708
Retained earnings	166,619	158,647
Common stock in treasury, at cost; and 2,335 shares in 2012 and 2,351 in 2011, respectively	(53,453)	(52,924)
Accumulated other comprehensive loss	(362)	(280)

Total stockholders’ equity	137,585	130,253

Total liabilities and stockholders’ equity	$166,769	$159,786

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$28,054	$27,326	$54,808	$53,351
Cost of goods sold	12,453	12,178	24,215	23,740

Gross profit	15,601	15,148	30,593	29,611
Selling, general and administrative expenses	9,040	8,945	17,958	17,641

Income from operations	6,561	6,203	12,635	11,970
Interest expense, net	(58)	(54)	(113)	(128)
Other income, net	248	34	742	468

Income before provision for income taxes	6,751	6,183	13,264	12,310
Provision for income taxes	2,374	2,146	4,664	4,273

Net income	$4,377	$4,037	$8,600	$8,037

Basic earnings per share	$.56	$.50	$1.09	$1.00
Diluted earnings per share	$.56	$.50	$1.09	$1.00
Basic weighted average shares outstanding	7,868	8,012	7,877	8,011
Diluted weighted average shares outstanding	7,872	8,064	7,882	8,069

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$4,377	$4,037	$8,600	$8,037
Foreign currency translation adjustments, net of tax	(171)	49	(82)	229

Comprehensive income	$4,206	$4,086	$8,518	$8,266

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$8,600	$8,037

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,992	2,114
Share based compensation expense	910	925
Deferred income taxes	(201)	43
Excess tax benefit from share exercises	(69)	(503)
Gain on private equity investment fund	(694)	(490)
Gain on sale of building	—	(360)
Changes in assets and liabilities:
Trade accounts receivable	(863)	(1,470)
Inventories	546	537
Other current assets	(23)	229
Other assets	6	173
Accounts payable and accrued liabilities	648	(978)

Total adjustments	2,252	220

Net cash flows from operating activities	10,852	8,257

Cash flows from investing activities:
Payments for acquisitions of business and intangible assets, net of cash acquired	—	(55)
Purchases of property, plant and equipment	(1,025)	(1,223)
Proceeds from sale of building	—	431
Proceeds from private equity investment	1,008	775

Net cash flows from investing activities	(17)	(72)

Cash flows from financing activities:
Payments on long-term debt	(1,100)	(16,582)
Borrowings on long-term debt	450	10,482
Payments of long-term secured borrowings	(2)	(34)
Excess tax benefit from share exercises	69	503
Proceeds from stock options exercised	2,070	761
Purchase of treasury stock	(3,615)	(2,329)
Payment of cash dividends	(631)	(666)

Net cash flows from financing activities	(2,759)	(7,865)

Effect of exchange rate changes on cash and cash equivalents	(23)	39
Net change in cash and cash equivalents	8,053	359

Cash and cash equivalents, beginning of period	1,031	741

Cash and cash equivalents, end of period	$9,084	$1,100

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.” The Company had $37 of unrecognized tax benefits for both periods ending June 30, 2012 and December 31, 2011. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of June 30, 2012 and December 31, 2011, the Company had accrued $20 and $21, respectively, of penalties and interest related to uncertain tax positions.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable. For the three months ended June 30, 2012 and 2011, interest income totaled $2 and $11, and $6 and $24 for the six months ended June 30, 2012 and 2011 respectively. For the three months ended June 30, 2012 and 2011, interest expense totaled $60 and $65, and $119 and $152, for the six months ended June 30, 2012 and 2011, respectively.

Other (Income) Expense, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, including realized gains on investments, all of which are not directly related to the Company’s primary business.

The Company realized approximately $208 and $50 of other income related to its private equity investment for the three months ended June 30, 2012 and June 30, 2011, respectively, and $694 and $490 for the six months ended June 30, 2012 and 2011, respectively

Supplemental Cash Flow Information

Cash flows from operating activities include $3,866 and $2,960 for the payment of federal, state, and foreign income taxes and $62 and $108 for the payment of interest or loan charges related to borrowings on the Company’s credit facility for the six months ended June 30, 2012 and 2011, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter. Translation adjustments are recorded in accumulated other comprehensive loss. Net currency transaction gains (losses) included in Other income, net were $13 and $(17) for the three months ended June 30, 2012 and 2011, respectively, and $(1) and $(38) for the six months ended June 30, 2012 and 2011, respectively.

3.	INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At June 30, 2012, the Company has an unfunded capital commitment of up to $300. As of June 30, 2012, the total capital commitment paid by the Company was $1,950. The Company accounts for its investment using the cost method.

During the first quarter of 2012, the Company received two distributions from its private equity investment and, as a result, recognized other income of approximately $486. The total cash received from its private equity investment was approximately $800, with a total reduction in carrying value of $314. During the second quarter of 2012, the Company received two distributions from its private equity investment. The total cash received was $208, all of which was recognized as other income. The total carrying value of the private equity investment remained at $727 as of June 30, 2012.

During the first quarter of 2011, the Company recognized other income of approximately $440 from the sale of a portion of its private equity investment, which reduced the carrying value of the investment by $260. During the second quarter of 2011, the Company recognized other income of approximately $50 from the sale of a portion of its private equity investment which reduced the carrying value of the investment by $25.

The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance of the underlying investments.

4.	INVENTORIES:

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Finished products	$8,754	$9,428
Work in process	2,854	2,870
Raw materials and supplies	4,988	4,863

Total inventories	$16,596	$17,161

5.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
Land	$3,411	$3,411
Buildings and improvements	22,630	22,635
Machinery and equipment	29,931	30,115
Equipment rented to others	2,416	3,018
Construction in progress	1,350	431

	$59,738	$59,610
Accumulated depreciation	28,223	27,338

Total property, plant and equipment, net	$31,515	$32,272

6.	GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2011	$80,254
Foreign currency translation	(28)

Balance at June 30, 2012	$80,226

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangibles consist of the following:
Amortized intangible assets
License agreements	$2,944	$676	$2,268
Core technology	739	296	443
Trademarks	50	5	45
Patents	2,270	1,571	699
Product formulas	430	119	311
Customer relationships	813	655	158
Non-compete agreements	519	412	107
Supplier relationships	399	399	—

Total	$8,164	$4,133	$4,031
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$4,133	$10,888

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangibles consist of the following:
Amortized intangible assets
License agreements	$2,944	$587	$2,357
Core technology	739	274	465
Trademarks	50	3	47
Patents	2,270	1,509	761
Product formulas	430	114	316
Customer relationships	813	619	194
Non-compete agreements	519	386	133
Supplier relationships	399	399	—

Total	8,164	3,891	4,273
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$3,891	$11,130

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, certain trademarks, license agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended June 30, 2012 and 2011 was $129 and $131, respectively, and $242 and $277 for the six months ended June 30, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/12	$505
For the year ending 12/31/13	$505
For the year ending 12/31/14	$416
For the year ending 12/31/15	$290
For the year ending 12/31/16	$289

7.	CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit facility that allows for aggregate borrowings of $70,000 and expires in July 2016. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2012 and December 31, 2011, the Company was in compliance with these covenants. Also, at June 30, 2012, the Company had no outstanding borrowings under this agreement and $70,000 available for borrowing.

Long-term debt was as follows:

	June 30, 2012	December 31, 2011
Revolving credit facility due 2012 with a weighted-average interest rate of 0% and 3.25% at June 30, 2012 and December 31, 2011, respectively	$—	$650
Less - current portion	—	—

	$—	$650

8.	SHARE-BASED COMPENSATION:

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

Stock Options

During the three months ended June 30, 2012 and 2011, the Company recorded no pre-tax compensation expense related to the Company’s stock option shares, and $0 and $6 for the six months ended June 30, 2012 and 2011, respectively. The total aggregate intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $183 and $168, respectively, and $431 and $404 for the six months ended June 30, 2012, and 2011, respectively.

Payments received upon the exercise of stock options for the three months ended June 30, 2012 and 2011 totaled $824 and $302, respectively, and $2,070 and $761 for the six months ended June 30, 2012 and 2011. The related excess tax benefit realized related to these exercises and restricted stock vesting was $65 and $143 for the three months ended, June 30, 2012 and 2011, and $69 and $503 for the six months ended June 30, 2012 and 2011, respectively. The Company issues shares from treasury upon share option exercises.

The following table summarizes stock option activity for the six months ended June 30, 2012:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	407	$33.54	2.50	120
Granted	—	—
Exercised	(72)	$28.67
Forfeited or expired	(16)	29.15

Outstanding at June 30, 2012	319	$34.86	2.50	$131

Exercisable at June 30, 2012	319	$34.86	2.50	$131

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Companies’ closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $463 and $472, during the three months ended June 30, 2012 and 2011, respectively, and $910 and $919 during the six months ended June 30, 2012 and 2011, respectively, related to the Company’s non-vested equity shares. As of June 30, 2012, there was approximately $3,644 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.59 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the six months ended June 30, 2012:

	Shares (000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2012	176	$23.79
Granted	67	29.60
Vested	(77)	24.01
Forfeited	—	—

Non-vested equity shares, June 30, 2012	166	$26.01

9.	RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which includes an annual salary of $100. On May 8, 2012, the agreement was modified to decrease his annual salary from $100 to $50. The Company paid him $23 and $25 during the three months ended June 30, 2012 and 2011 and $48 and $50 for the six months ended June 30, 2012 and 2011.

10.	EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$4,377	$4,037	$8,600	$8,037
Weighted average shares outstanding for basic earnings per share	7,868	8,012	7,877	8,011
Dilutive effect of stock options	4	52	5	58
Weighted average shares outstanding for diluted earnings per share	7,872	8,064	7,882	8,069
Basic earnings per share	$.56	$.50	$1.09	$1.00
Diluted earnings per share	$.56	$.50	$1.09	$1.00

11.	COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries, from time to time, are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $378 and $344 at June 30, 2012 and 2011, respectively. The following is a roll forward of the Company’s warranty accrual:

	Six Months Ended June 30,
	2012	2011
	(unaudited)
Balance, beginning of period	$360	$293
Accruals for warranties issued during the period	97	192
Warranty settlements made during the period	(79)	(141)

Balance, end of period	$378	$344

12.	SUBSEQUENT EVENTS:

On July 17, 2012, the Board of Directors declared a quarterly dividend of $0.04 per share, payable September 14, 2012 to shareholders of record on August 15, 2012.

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

During the first and second quarters of 2012, there have been no additional issued or newly applicable accounting pronouncements that have a significant impact on the Company’s financial statements.

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

Stock compensation - Under the provisions of ASC 718, “Compensation- Stock Compensation,” share-based compensation cost is recognized within the financial statements at the grant date based on the award’s fair value. Stock option fair value is calculated by an option pricing model, and is recognized as expense ratably over the requisite service period. The option pricing models require judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the model change significantly, share-based compensation expense may differ in the future from that recorded in the current period. The Company uses the Black-Scholes option pricing model. Compensation expense is also recognized for restricted stock using the fair market value of our Common Stock at the date of grant and is recognized ratably over the requisite service period.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales

Net sales increased $728 or 2.7% to $28,054 in the second quarter of 2012 from $27,326 in the second quarter of 2011. The sales increase was driven by strong growth of our diagnostic product line as well as solid demand from our consumables products. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. Sales were negatively impacted by approximately $217 due to a stronger U.S. Dollar.

Gross Profit

Gross profit increased $453 or 3.0% to $15,601 in the second quarter of 2012 compared to $15,148 in the second quarter of 2011. The gross margin percentage of 55.6% in the second quarter of 2012 was relatively consistent with 55.4% in the second quarter of 2011. The increase in gross margin dollars was primarily the result of higher sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased by $95 or 1.1% to $9,040 in the second quarter of 2012 compared to $8,945 in the second quarter of 2011. SG&A expenses in 2012 represent more moderate spending, in part, due to a large international trade show, which occurred in 2011 but not in 2012. In addition, the 2011 figures were positively impacted by the gain from sale of the Brownsville, Texas facility. As a percentage of net sales, SG&A expenses decreased slightly to 32.2% in the second quarter of 2012 compared to 32.7% in the second quarter of 2011.

Income from Operations

Income from operations increased $358 or 5.8% to $6,561 in the second quarter of 2012 compared to $6,203 in the second quarter of 2011. The change was a result of the factors described above.

Interest Expense, net

Net interest expense increased $4 to $58 in the second quarter of 2012 from $54 in the second quarter of 2011. The majority of expenses relate to bank charges associated with the line of credit. As of June 30, 2011 and 2012, the Company had no outstanding borrowings.

Other Income, net

Net other income increased $214 to $248 in the second quarter of 2012, from $34 in the second quarter of 2011. The increase was primarily attributable to a higher gain from the Company’s investment in a private equity fund.

Provision for Income Taxes

Provision for income taxes increased $228 for the second quarter of 2012 to $2,374 from $2,146 in the second quarter of 2011 as a result of higher pre-tax income and an increase in the effective tax rate. The effective tax rate in the second quarter of 2012 was 35.16% versus 34.71% in the second quarter of 2011. The 2011 tax rate benefited from the Company’s partial reinvestment of foreign earnings, which was not repeated in 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales

Net sales increased $1,457 or 2.7% to $54,808 in the first six months of 2012 from $53,351 in the first six months of 2011. Sales growth for the first six months was attributed to the strong increase in sales of diagnostic equipment and solid demand from our consumable products. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. Sales were negatively impacted by approximately $296 due to a stronger U.S. Dollar.

Gross Profit

Gross profit increased $982 or 3.3% to $30,593 in the first six months of 2012 compared to $29,611 in the first six months of 2011. The gross margin percentage of 55.8% in the first six months of 2012 increased slightly from 55.5% in first six months of 2011. The increase in gross margin dollars was a result of higher sales volume, while the increase in gross margin percentage is primarily attributable to the mix of products sold and improved operating efficiencies.

Selling, General, and Administrative Expenses

SG&A expenses increased $317 or 1.8% to $17,958 in the first six months of 2012 from $17,641 in the first six months of 2011. The 2011 figures were positively impacted by the gain from sale of the Brownsville, Texas facility. All other spending was relatively consistent between the two periods. As a percent of net sales, SG&A expenses remained consistent at 32.8% in the first six months of 2012 compared to 33.1% in the first six months of 2011.

Income from Operations

Income from operations increased $665 or 5.6% to $12,635 in the first six months of 2012 compared to $11,970 in the first six months of 2011. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $15 to $113 in the first six months of 2012 from $128 in the first six months of 2011. The decrease was primarily attributable to reduced interest expense resulting from lower borrowings under the Company’s credit facility throughout the first two quarters of 2012. As of June 30, 2012, the Company had no outstanding borrowings.

Other Income, net

Other income, net increased $274 to $742 in the first six months of 2012 from $468 in the first six months of 2011. The increase was primarily attributable to a higher gain from the Company’s private equity investment during 2012.

Provision for Income Taxes

Provision for income taxes increased $391 in the first six months of 2012 to $4,664 from $4,273 in the first six months of 2011 as a result of higher pre-tax income and a slight increase in the effective tax rate. The effective tax rate in the first six months of 2012 was 35.16% compared to 34.71% in the first six months of 2011. The 2011 tax rate benefited from the Company’s partial reinvestment of foreign earnings, which was not repeated in 2012.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $10,852 and $8,257 for the first six months of 2012 and 2011, respectively. Net capital expenditures for property, plant and equipment were $1,025 and $1,223 for the six months of 2012 and 2011, respectively. Operating cash flow increased in 2012 when compared to 2011 primarily due to an increase in income, as well as an increase in accounts payable as a result of the timing of vendor payments and decrease in accounts receivable based on timing of sales activity.

The Company maintains a credit agreement with a borrowing capacity of $70,000, which expires in July 2016. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1.25% to LIBOR + 1.75%, or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from ..175% to .275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of June 30, 2012, the Company was in compliance with all of these covenants and had no outstanding borrowings under this agreement with $70,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities, the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

A theoretical 100 basis point increase in interest rates would have resulted in approximately $0 and $18 of additional interest expense in the three month periods ended June 30, 2012 and 2011 and $3 and $31 for the six month periods ended June 30, 2012 and 2011, respectively. Alternatively, a 100 basis point decrease in interest rates would have reduced interest expense by approximately $0 and $18 in the three month periods ended June 30, 2012 and 2011, and $3 and $31 for the six months ended June 30, 2012 and 2011, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the six months ended June 30, 2012, the Company sold approximately 18% of its products outside of the United States. Of these foreign sales, 37% were denominated in Euros and 2% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2012	27	$30.85	27	408

Total Second Quarter 2012	27	30.85	27	408

(1)	On, February 6, 2012 the Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. This program replaces an existing authorization that was set to expire July 31, 2012. This new authorization will expire February 28, 2013.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

/s/ Alfred E. Brennan, Jr.
Date	Alfred E. Brennan, Jr.
August 9, 2012	Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
Arthur L. Herbst, Jr.
President and Chief Financial Officer