Form 10-Q
period 2012-09-30
YOUNG INNOVATIONS INC
filed 2012-11-09
CIK 949874

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding of the registrant’s Common Stock at October 31, 2012:

7,916,202 shares of Common Stock, $0.01 par value per share

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,038	$1,031
Trade accounts receivable, net of allowance for doubtful accounts of $248 and $250 in 2012 and 2011, respectively	13,004	12,066
Inventories	17,625	17,161
Other current assets	4,676	4,729

Total current assets	50,343	34,987

Property, plant and equipment, net	31,134	32,272
Goodwill	80,248	80,254
Other intangible assets	10,817	11,130
Other assets	813	1,143

Total assets	$173,355	$159,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$10,470	$9,134

Total current liabilities	10,470	9,134

Long-term debt	—	650
Long-term secured borrowing	—	9
Deferred income taxes	19,374	19,534
Other noncurrent liabilities	202	206

Total liabilities	30,046	29,533

Stockholders’ equity:
Common Stock, voting, $.01 par value, 25,000 shares authorized, 10,219 shares issued in 2012 and 2011; 7,916 shares outstanding in 2012 and 7,868 shares outstanding in 2011	102	102
Additional paid-in capital	25,643	24,708
Retained earnings	170,601	158,647
Common Stock in treasury, at cost; 2,303 shares in 2012 and 2,351 in 2011, respectively	(52,750)	(52,924)
Accumulated other comprehensive loss	(287)	(280)

Total stockholders’ equity	143,309	130,253

Total liabilities and stockholders’ equity	$173,355	$159,786

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$27,123	$26,197	$81,931	$79,548
Cost of goods sold	12,097	11,585	36,311	35,325

Gross profit	15,026	14,612	45,620	44,223
Selling, general and administrative expenses	8,395	8,359	26,354	26,000

Income from operations	6,631	6,253	19,266	18,223
Interest expense, net	(59)	(49)	(172)	(177)
Other income, net	7	100	749	568

Income before provision for income taxes	6,579	6,304	19,843	18,614
Provision for income taxes	2,282	2,204	6,945	6,476

Net income	$4,297	$4,100	$12,898	$12,138

Basic earnings per share	$0.54	$0.51	$1.63	$1.51
Diluted earnings per share	$0.54	$0.51	$1.63	$1.51
Basic weighted average shares outstanding	7,905	8,018	7,887	8,013
Diluted weighted average shares outstanding	7,914	8,041	7,891	8,065

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$4,297	$4,100	$12,898	$12,138
Foreign currency translation adjustments, net of tax	75	(215)	(7)	14

Comprehensive income	$4,372	$3,885	$12,891	$12,152

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,898	$12,138

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,941	3,054
Share based compensation expense	1,367	1,389
Deferred income taxes	(160)	67
Excess tax benefit from share exercises	(97)	(963)
Gain on private equity investment fund	(694)	(545)
Gain on sale of building	—	(360)
Changes in assets and liabilities:
Trade accounts receivable	(962)	(1,613)
Inventories	(467)	(336)
Other current assets	66	64
Other assets	12	216
Accounts payable and accrued liabilities	1,467	492

Total adjustments	3,473	1,465

Net cash flows from operating activities	16,371	13,603

Cash flows from investing activities:
Payments for acquisitions of business and intangible assets, net of cash acquired	—	(55)
Purchases of property, plant and equipment	(1,497)	(2,301)
Proceeds from sale of building	—	431
Proceeds from private equity investment	1,008	778

Net cash flows from investing activities	(489)	(1,147)

Cash flows from financing activities:
Payments on long-term debt	(1,100)	(16,582)
Borrowings on long-term debt	450	10,482
Payments on long-term secured borrowings	(9)	(34)
Excess tax benefit from share exercises	97	963
Proceeds from stock options exercised	3,252	2,230
Purchase of treasury stock	(3,615)	(5,263)
Payment of cash dividends	(947)	(987)

Net cash flows from financing activities	(1,872)	(9,191)

Effect of exchange rate changes on cash and cash equivalents	(3)	(6)
Net change in cash and cash equivalents	14,007	3,259

Cash and cash equivalents, beginning of period	1,031	741

Cash and cash equivalents, end of period	$15,038	$4,000

The accompanying notes are an integral part of these statements.

YOUNG INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(In thousands, except per share data)

GENERAL:

This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740, “Income Taxes.” The Company had $37 of unrecognized tax benefits for both periods ending September 30, 2012 and December 31, 2011, respectively. The entire amount of unrecognized tax benefits would favorably impact the effective income tax rate if recognized. Penalties and interest related to unrecognized tax benefits are included in income tax expense. As of September 30, 2012 and December 31, 2011 the Company had accrued $20 and $21, respectively, of penalties and interest related to uncertain tax positions.

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

Interest Expense, net

Interest expense, net includes interest paid related to borrowings on the Company’s credit facility and secured borrowing, as well as interest income earned on various investments and notes receivable. For the three months ended September 30, 2012 and 2011, interest income totaled $4 and $9, respectively, and $10 and $32 for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, interest expense totaled $63 and $58, respectively, and $182 and $209 for the nine months ended September 30, 2012 and 2011, respectively.

Other Income, net

Other (income) expense, net includes foreign currency transaction gain/loss and other miscellaneous income, including realized gains on investments, all of which are not directly related to the Company’s primary business.

The Company realized approximately $0 and $52 of other income related to its private equity investment for the three months ended September 30, 2012 and 2011, respectively, and $694 and $545 for the nine months ended September 30, 2012 and 2011, respectively.

Supplemental Cash Flow Information

Cash flows from operating activities include $6,113 and $4,240 for the payment of federal, state, and foreign income taxes and $94 and $158 for the payment of interest or loan charges related to borrowings on the Company’s credit facility for the nine months ended September 30, 2012 and 2011, respectively.

Foreign Currency Translation

The translation of financial statements into U.S dollars has been performed in accordance with ASC 830 “Foreign Currency Matters.” The local currency for all entities included in the condensed consolidated financial statements has been designated as the functional currency. Non-U.S. dollar denominated assets and liabilities have been translated into U.S. dollars at the rate of exchange prevailing at the balance sheet date. Revenues and expenses have been translated at the weighted average of exchange rates in effect during the quarter. Translation adjustments are recorded in accumulated other comprehensive loss. Net currency transaction gains (losses) included in Other income, net were $(19) and $21 for the three months ended September 30, 2012 and 2011, respectively and $(20) and $(16) for the nine months ended September 30, 2012 and 2011, respectively.

3. INVESTMENTS:

On February 21, 2006, the Company invested in a private equity investment fund. At September 30, 2012, the Company has an unfunded capital commitment of up to $300, with a total capital commitment paid by the Company of $1,950. The Company accounts for its investment using the cost method.

During the third quarter of 2012, the Company received no distributions from its private equity investment. The total year-to-date distributions related to the private equity investment, as of September 30, 2012 includes the receipt of $1,008 of cash, of which $694 was recognized as investment income. The total carrying value of the private equity investment was $727 and $1,386 as of September 30, 2012 and 2011, respectively. During the third quarter of 2011, the Company recognized other income of approximately $52.

The Company may receive additional amounts in the future related to excess funds being released from escrow or a potential additional earn-out based on financial performance of the underlying investment.

4. INVENTORIES:

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Finished products	$9,710	$9,428
Work in process	2,961	2,870
Raw materials and supplies	4,954	4,863

Total inventories	$17,625	$17,161

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
Land	$3,411	$3,411
Buildings and improvements	22,632	22,635
Machinery and equipment	30,059	30,115
Equipment rented to others	2,250	3,018
Construction in progress	1,296	431

	$59,648	$59,610
Accumulated depreciation	28,514	27,338

Total property, plant and equipment, net	$31,134	$32,272

6. GOODWILL AND INTANGIBLE ASSETS:

Goodwill activity is as follows:

Balance at December 31, 2011	$80,254
Foreign currency translation	(6)

Balance at September 30, 2012	$80,248

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangibles consist of the following:
Amortized intangible assets
License agreements	$2,944	$670	$2,274
Core technology	739	307	432
Trademarks	50	5	45
Patents	2,270	1,613	657
Product formulas	430	122	308
Customer relationships	813	672	141
Non-compete agreements	519	416	103
Supplier relationships	399	399	—

Total	$8,164	$4,204	$3,960
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$4,204	$10,817

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangibles consist of the following:
Amortized intangible assets
License agreements	$2,944	$587	$2,357
Core technology	739	274	465
Trademarks	50	3	47
Patents	2,270	1,509	761
Product formulas	430	114	316
Customer relationships	813	619	194
Non-compete agreements	519	386	133
Supplier relationships	399	399	—

Total	$8,164	$3,891	$4,273
Intangible assets not subject to amortization
Trademarks	$6,857	$—	$6,857

Total	$6,857	$—	$6,857

Total intangible assets	$15,021	$3,891	$11,130

The costs of other intangible assets with finite lives are amortized over their expected useful lives using the straight-line method. The amortization lives are as follows: 10 to 25 years for patents, certain trademarks, licensing agreements and core technology; 40 years for product formulations; and 5 to 8 years for supplier and customer relationships. Non-compete agreements are amortized over the length of the signed agreement. The weighted average life for amortizable intangible assets is 16 years. Aggregate amortization expense for the three months ended September 30, 2012 and 2011 was $122 and $124, respectively, and $379 and $426 for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for each of the next five years is as follows:

For the year ending 12/31/12	$505
For the year ending 12/31/13	505
For the year ending 12/31/14	416
For the year ending 12/31/15	290
For the year ending 12/31/16	289

7. CREDIT ARRANGEMENTS AND NOTES PAYABLE:

The Company has a credit facility that allows for aggregate borrowings of $70,000 and expires in July 2016. Borrowings under the arrangement bear interest at rates ranging from LIBOR +1.25% to LIBOR +1.75% or Prime +0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this arrangement range from 0.175% to 0.275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2012 and December 31, 2011, the Company was in compliance with these covenants. Also, at September 30, 2012, the Company had no outstanding borrowing under this agreement and $70,000 available for borrowing.

Long-term debt was as follows:

	September 30, 2012	December 31, 2011
Revolving credit facility due 2012 with a weighted-average interest of 0% and 3.25% at September 30, 2012 and December 31, 2011, respectively	$—	$650
Less—current portion	—	—

	$—	$650

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

Stock Options

During the three months ended September 30, 2012 and 2011, the Company recorded no pre-tax compensation expense related to the Company’s stock option shares, and $0 and $6 for the nine months ended September 30, 2012 and 2011, respectively. The total aggregate intrinsic value of options exercised during the three months ended September 30, 2012 and 2011 was $392 and $829, respectively, and $823 and $1,233 for the nine months ended September 30, 2012 and 2011, respectively. Payments received upon the exercise of stock options for the three months ended September 30, 2012 and 2011 totaled $1,182 and $1,469, respectively, and $3,252 and $2,230 for the nine months ended September 30, 2012 and 2011, respectively. The related excess tax benefit realized related to these exercises and restricted stock vesting was $28 and $460 for the three months ended September 30, 2012 and 2011, respectively, and $97 and $963 for the nine months ended September 30, 2012 and 2011, respectively. The Company issues shares from treasury upon share option exercises.

The following table summarizes stock option activity for the nine months ended September 30, 2012:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2012	407	$33.54	2.50	$120
Granted	—	$—	—	—
Exercised	(107)	$30.48	—	—
Forfeited or expired	(16)	$29.15	—	—

Outstanding at September 30, 2012	284	$34.93	2.28	$1,187

Exercisable at September 30, 2012	284	$34.93	2.28	$1,187

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options).

Non-Vested Equity Shares

Under the 2006 Plan, non-vested equity share units and restricted stock may be awarded or sold to participants under terms and conditions established by the Compensation Committee. The Company calculates compensation cost for restricted stock grants to employees and non-employee directors by using the fair value of its Common Stock at the date of grant and the number of shares issued. This compensation cost is amortized over the applicable vesting period. The Company recorded pre-tax compensation expense of $457 and $463 for the three months ended September 30, 2012 and 2011, respectively, and $1,367 and $1,389 for the nine months ended September 30, 2012 and 2011, respectively related to the Company’s non-vested equity shares. As of September 30, 2012, there was approximately $3,127 of unrecognized compensation cost related to non-vested equity shares which will be amortized over the weighted-average remaining requisite service period of 2.42 years. The Company issues share grants from treasury.

The following table details the status and changes in non-vested equity shares for the nine months ended September 30, 2012:

	Shares(000)	Weighted-Average Grant Date Fair Value
Non-vested equity shares, January 1, 2012	176	$23.79
Granted	67	$29.60
Vested	(77)	$24.02
Forfeited	(2)	$28.99

Non-vested equity shares, September 30, 2012	164	$25.97

9. RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with George E. Richmond, the Company’s Vice Chairman and principal stockholder, which includes an annual salary of $100. On May 8, 2012, the agreement was modified to decrease his annual salary from $100 to $50. The Company paid him $13 and $25 during the three months ended September 30, 2012 and 2011 and $58 and $75 for the nine months ended September 30, 2012 and 2011.

10. EARNINGS PER SHARE:

Basic earnings per share (Basic EPS) is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share (Diluted EPS) includes the dilutive effect of stock options, if any, using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$4,297	$4,100	$12,898	$12,138
Weighted average shares outstanding for basic earnings per share	7,905	8,018	7,887	8,013
Dilutive effect of stock options	9	23	4	52
Weighted average shares outstanding for diluted earnings per share	7,914	8,041	7,891	8,065
Basic earnings per share	$0.54	$0.51	$1.63	$1.51
Diluted earnings per share	$0.54	$0.51	$1.63	$1.51

11. COMMITMENTS AND CONTINGENCIES:

The Company and its subsidiaries from time to time are parties to various legal proceedings arising in the normal course of business. Management believes that none of these proceedings, if determined adversely, would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The policy with respect to sales returns generally provides that a customer may not return inventory except at the Company’s option, with the exception of X-ray machines. Historically, the level of product returns has not been significant. The Company generally warrants its products against defects, and its most generous policy provides a two-year parts and labor warranty on X-ray machines. The accrual for warranty costs was $378 and $344 at September 30, 2012 and 2011, respectively. The following is a roll forward of the Company’s warranty accrual:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
Balance, beginning of period	$360	$293
Accruals for warranties issued during the year	200	237
Warranty settlements made during the year	(182)	(186)

Balance, end of period	$378	$344

12. SUBSEQUENT EVENTS:

On October 23, 2012, the Board of Directors declared a quarterly dividend of $0.04 per share, payable December 14, 2012 to shareholders of record on November 15, 2012.

13. NEW ACCOUNTING STANDARDS:

Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) NO. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update eliminated the option for entities to present components of other comprehensive income (OCI) in a statement of stockholder’s equity, and now, gives entities the option to present components of net income and other comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. This update was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The update also included a requirement for an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from the other comprehensive income to net income in the statement(s) where the components of net income and the components of the other comprehensive income are presented. This reclassification requirement was subsequently deferred by ASU No. 2011-12. As such, the Company added a separate but consecutive Statement of Comprehensive Income on page 4 of this Quarterly Report Form 10-Q.

During 2012, there have been no additional issued or newly applicable accounting pronouncements that have a significant impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS (In thousands, except per share data)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales

Net sales increased $926 or 3.5 % to $27,123 in the third quarter of 2012 from $26,197 in the third quarter of 2011. The sales increase was driven by strong growth of our diagnostic product line as well as solid demand from our consumables products. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. Sales were negatively impacted by approximately $195 due to a stronger U.S. Dollar.

Gross Profit

Gross profit increased $414 or 2.8% to $15,026 in the third quarter of 2012 compared to $14,612 in the third quarter of 2011. Gross margin slightly decreased to 55.4% of net sales in the third quarter of 2012 compared to 55.8% in the third quarter of 2011. The increase in gross margin dollars was primarily the result of higher sales volume, while the change in gross margin percentage is primarily attributable to the mix of products sold.

Selling, General, and Administrative Expenses

SG&A expenses increased slightly by $36 or 0.4% to $8,395 in the third quarter of 2012 compared to $8,359 in the third quarter of 2011. Spending was relatively consistent between the two periods. As a percentage of net sales, SG&A expenses decreased slightly to 31.0% in the third quarter of 2012 compared to 31.9% in the third quarter of 2011 due to sales increasing faster than expenses.

Income from Operations

Income from operations increased $378 or 6.0% to $6,631 in the third quarter of 2012 compared to $6,253 in the third quarter of 2011. The change was a result of the factors described above.

Interest Expense, net

Net interest expense increased $10 to $59 in the third quarter of 2012 from $49 in the third quarter of 2011. The majority of expenses relate to bank charges associated with the line of credit. As of September 30, 2012 and 2011, the Company had no outstanding borrowings.

Other Income, net

Net other income decreased $93 to $7 in the third quarter of 2012, from $100 in the third quarter of 2011. The decrease was primarily attributable to a gain from the Company’s investment in a private equity fund in 2011.

Provision for Income Taxes

Provision for income taxes increased $78 for the third quarter of 2012 to $2,282 from $2,204 in the third quarter of 2011 as a result of higher pre-tax income. The effective tax rate in the third quarter of 2012 was 34.68% versus 34.96% in the third quarter of 2011. The 2012 tax rate benefited from a larger tax deduction related to domestic production activities, which was partially offset by an increase in tax-related to foreign earnings and slightly higher tax rates.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales

Net sales increased $2,383 or 3.0% to $81,931 in the first nine months of 2012 from $79,548 in the first nine months of 2011. Sales growth for the first nine months was attributed to the strong increase in sales of diagnostic equipment and solid performance from our consumable products. Consumable products include preventive, infection control, endodontic, micro-applicators and home care product lines. Sales were negatively impacted by approximately $495 due to a stronger U.S. Dollar.

Gross Profit

Gross profit increased $1,397 or 3.2% to $45,620 in the first nine months of 2012 compared to $44,223 in the first nine months of 2011. The gross margin percentage of 55.7% in the first nine months of 2012 was relatively consistent with 55.6% in first nine months of 2011. The increase in gross margin dollars was a result of higher sales volume.

Selling, General, and Administrative Expenses

SG&A expenses increased $354 or 1.4% to $26,354 in the first nine months of 2012 from $26,000 in the first nine months of 2011. The 2011 figures were positively impacted by the gain from sale of the Brownsville, Texas facility. As a percent of net sales, SG&A expenses decreased to 32.2% in the first nine months of 2012 compared to 32.7% in the first nine months of 2011 due to sales increasing faster than expenses.

Income from Operations

Income from operations increased $1,043 or 5.7% to $19,266 in the first nine months of 2012 compared to $18,223 in the first nine months of 2011. The change was a result of the items explained above.

Interest Expense, net

Interest expense, net decreased $5 to $172 in the first nine months of 2012 from $177 in the first nine months of 2011. The majority of expenses relate to bank charges associated with the line of credit. As of September 30, 2012 and 2011, the Company had no outstanding borrowings.

Other Income, net

Other income, net increased $181 to $749 in the first nine months of 2012 from $568 in the first nine months of 2011. The increase was primarily attributable to higher gains from the Company’s private equity investment during 2012.

Provision for Income Taxes

Provision for income taxes increased $468 in the first nine months of 2012 to $6,945 from $6,476 in the first nine months of 2011 primarily as a result of higher pre-tax income and a slight increase in the effective tax rate year to date. The effective tax rate in the first nine months of 2012 was 35.00% compared to 34.79% in the first nine months of 2011. The 2012 tax rate reflects an increase in tax related to foreign earnings and slightly higher tax rates, which are partially offset by a larger deduction related to domestic production activities.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily through cash flow from operating activities and, to a lesser extent, through borrowings under its credit facility. Net cash flow from operating activities was $16,371 and $13,603 for the first nine months of 2012 and 2011, respectively. Net capital expenditures for property, plant and equipment were $1497 and $2,301 for the nine months of 2012 and 2011, respectively. Operating cash flow increased in 2012 when compared to 2011 primarily due to an increase in income, as well as an increase in accounts payable as a result of the timing of vendor payments and decrease in accounts receivable based on timing of sales activity.

The Company maintains a credit agreement with a borrowing capacity of $70,000, which expires in July 2016. Borrowings under the agreement bear interest at rates ranging from LIBOR + 1.25% to LIBOR + 1.75%, or Prime + 0% to Prime +.50%, depending on the Company’s level of indebtedness. Commitment fees for this agreement range from .175% to .275% of the unused balance. The agreement is unsecured and contains various financial and other covenants. As of September 30, 2012, the Company was in compliance with all of these covenants and had $0 in outstanding borrowings under this agreement with $70,000 available for borrowing. Management believes through its operating cash flows as well as borrowing capabilities that the Company has adequate liquidity and capital resources to meet its needs on a short and long-term basis.

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

Market risks relating to the Company’s operations result primarily from changes in interest rates and changes in foreign exchange rates. From time to time, the Company finances acquisitions, capital expenditures and its working capital needs with borrowings under a revolving credit facility. Due to the variable interest rate feature on the debt, the Company is exposed to interest rate risk. A theoretical 100 basis point increase in interest rates would have resulted in approximately no additional interest expense in the three months ended September 30, 2012 and 2011, and an additional $3 and $31 in the nine months ended September 30, 2012 and 2011, respectively. Alternatively, a 100 basis point decrease in interest rates would have resulted in no reduction of interest expense in the three months ended September 30, 2012 and 2011, and resulted in a reduction of $3 and $31 in the nine months ended September 30, 2012 and 2011, respectively.

Sales of the Company’s products in a given foreign country can be affected by fluctuations in the exchange rate. For the nine months ended September 30, 2012, the Company sold less than 18% of its products outside of the United States. Of these foreign sales, 37% was denominated in Euros and 2% in Canadian dollars. The Company does not feel that foreign currency movements have a material impact on its financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES (in thousands, except per share data) (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Total Third Quarter 2012	—	$—	—	408

(1)	On February 6, 2012, the Board of Directors announced a share repurchase program authorizing the purchase of up to 500 shares. This program replaces an existing authorization that was set to expire July 31, 2012. This new authorization will expire February 28, 2013.

Item 6.	Exhibits.

Exhibits.

31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Lable Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YOUNG INNOVATIONS, INC.

November 9, 2012	/s/ Alfred E. Brennan, Jr.
Alfred E. Brennan, Jr.
Chief Executive Officer

/s/ Arthur L. Herbst, Jr.
Arthur L. Herbst, Jr.
President and Chief Financial Officer